Form 10-Q
period 2021-06-30
PORTAGE FINTECH ACQUISITION CORP.
filed 2021-09-03
CIK 1853580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

PORTAGE FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statement of Operations for the three months ended June 30, 2021 and period from March 17, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended June 30, 2021 and period from March 17, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from March 17, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET
AS OF JUNE 30, 2021

ASSETS
Deferred offering costs	$862,621
Total assets	862,621

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$379,488
Promissory note – Sponsor	188,004
Due to Sponsor	433,313
Total current liabilities	1,000,805

Commitments and Contingencies

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none outstanding	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,900,000 shares issued and outstanding (1) (2) (3)	690
Additional paid in capital	24,310
Accumulated deficit	(163,184)
Total shareholders’ deficit	(138,184)
Total liabilities and shareholders’ deficit	$862,621

(1)	Includes an aggregate of up to 900,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. (see Note 5)
(2)	On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 5 and Note 8).
(3)	On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5 and Note 8).

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2021	For the period from March 17, 2021 (inception) through June 30, 2021
Formation costs and other operating expenses	$161,469	$163,184
Net loss	$(161,469)	$(163,184)
Weighted average shares outstanding, basic and diluted (1) (2) (3)	6,000,000	6,000,000
Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)

(1)	Excludes an aggregate of up to 900,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. (see Note 5)
(2)	On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 5 and Note 8).
(3)	On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5 and Note 8).

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM MARCH 17, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 17, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsors (1) (2) (3)	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	(1,715)	(1,715)
Balance – March 31, 2021	6,900,000	690	24,310	(1,715)	23,285
Net loss	—	—	—	(161,469)	(161,469)
Balance – June 30, 2021	6,900,000	$690	$24,310	$(163,184)	$(138,184)

(1)	Includes an aggregate of up to 900,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. (see Note 5)
(2)	On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled resulting in an aggregate of 5,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares (see Note 5 and Note 8).
(3)	On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5 and Note 8).

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 17, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash flow from operating activities:
Net loss	$(163,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	163,184
Net cash used in operating activities	—
Net change in cash	—
Cash at the beginning of the period	—
Cash at the end of the period	$—
Non-cash investing and financing activities:
Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in Promissory note – Sponsor	$188,004
Deferred offering costs included in Due to Sponsor	$271,844
Deferred offering costs included in accrued expenses	$377,773

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from March 17, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of June 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 Class B ordinary shares that are subject to forfeiture if the underwriters’ option to purchase additional units is not exercised by the underwriters (Note 5). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021, the Company has drawn $188,004 on the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, there was no written agreement in place for the Working Capital Loans.

There are expenses that are paid by the Sponsor on behalf of the Company. As of June 30, 2021, the Sponsor spent $433,313, which expenses are presented on the balance sheet as a Due to Sponsor.

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

NOTE 7. WARRANTS

The Company has accounted for the 15,225,310 warrants to be issued in connection with the Initial Public Offering (8,637,126 Public Warrants and 6,588,184 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, of par value $0.0001 per share. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. At June 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited.

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

NOTE 9. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Portage Fintech Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Portage Fintech Acquisition Corporation is a blank check company incorporated as a Cayman Islands exempted company on March 17, 2021 (inception). The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks with early stage and emerging growth companies.

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from March 17, 2021 (inception) through June 30, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity from March 17, 2021 (inception) through June 30, 2021 was related to organizational activities and those necessary to prepare for the Initial Public Offering. Although we consummated the Initial Public Offering, we will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $161,000, which consisted solely of general and administrative expenses.

For the period from March 17, 2021 (inception) through June 30, 2021, we had net loss of approximately $163,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had no cash and a working capital deficit of approximately $1,001,000.

Our liquidity needs through June 30, 2021 were satisfied through the payment of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $188,000 pursuant to the Note issued to our Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan. However, there are expenses that are paid by the Sponsor on behalf of the Company. As of June 30, 2021, the Sponsor spent approximately $433,000.

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

Net loss per ordinary share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 Class B ordinary shares that are subject to forfeiture if the underwriters’ option to purchase additional units is not exercised by the underwriters. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

During the third fiscal quarter, we identified a material weakness in our controls relating to accounting for significant transactions resulting in a material audit adjustment, as described below. As a result of that adjustment, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective and a material weakness existed.

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

Other than the steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report on Form 10-Q, in connection with the audit of our balance sheet as of July 23, 2021, we identified a material weakness in our internal control over financial reporting related to the accounting for significant transactions resulting in the incorrect recording of activity impacting the warrant liability and the incorrect recording of offering costs, resulting in a material audit adjustment. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

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