Form 10-Q
period 2021-09-30
PORTAGE FINTECH ACQUISITION CORP.
filed 2021-11-19
CIK 1853580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, 25,911,379 Class A ordinary shares, par value $0.0001 per share, and 6,477,845 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PORTAGE FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2021

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statement of Operations for the three months ended September 30, 2021 and period from March 17, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and period from March 17, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from March 17, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET
AS OF September 30, 2021

ASSETS
Current assets:
Cash	$1,556,148
Prepaid expenses	863,182
Total current assets	2,419,330
Non-current prepaid expenses	699,191
Investment held in Trust Account	259,129,817
Total Assets	$262,248,338

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$63,100
Total current liabilities	63,100
Warrant liabilities	13,855,034
Deferred underwriting fee payable	9,068,983
Total liabilities	22,987,117

Commitments and Contingencies
Class A ordinary shares; 25,911,379 shares at redemption value	259,113,790

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,477,845 shares issued and outstanding	648
Additional paid-in capital	—
Accumulated deficit	(19,853,217)
Total shareholders’ deficit	(19,852,569)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$262,248,338

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the period from March 17, 2021 (inception) through September 30, 2021
Operating expenses:
General and administrative expenses	$1,053,608	$1,216,792
Loss from operations	(1,053,608)	(1,216,792)

Other income:
Investment income earned in Trust Account	1,272	1,272
Unrealized gain on investments held in Trust Account	16,027	16,027
Change in fair value of warrant liabilities	6,485,982	6,485,982
Total other income	6,503,281	6,503,281

Net income	$5,449,673	5,286,489

Weighted average Class A ordinary shares outstanding, basic and diluted	19,445,093	9,035,094
Basic and diluted net income per ordinary share, Class A	$0.21	$0.34
Weighted average Class B ordinary shares outstanding, basic and diluted	6,400,947	6,531,627
Basic and diluted net income per ordinary share, Class B	$0.21	$0.34

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED September 30, 2021 AND

FOR THE PERIOD FROM MARCH 17, 2021 (INCEPTION) THROUGH September 30, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsors	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(1,715)	(1,715)
Balance – March 31, 2021	—	—	6,900,000	690	24,310	(1,715)	23,285
Net loss	—	—	—	—	—	(161,469)	(161,469)
Balance – June 30, 2021	—	—	6,900,000	690	24,310	(163,184)	(138,184)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,080,461	—	1,080,461
Forfeiture of founder shares	—	—	(422,155)	(42)	—	—	(42)
Remeasurement adjustment on redeemable Class A ordinary shares	—	—	—	—	(1,104,771)	(25,139,706)	(26,244,477)
Net income	—	—	—	—	—	5,449,673	5,449,673
Balance – September 30, 2021	—	$—	6,477,845	$648	$—	$(19,853,217)	$(19,852,569)

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 17, 2021 (INCEPTION) THROUGH September 30, 2021

Cash flow from operating activities:
Net income	$5,286,489
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(16,027)
Change in fair value of warrant liabilities	(6,485,982)
Transaction costs allocated to warrant liabilities	135,464
Changes in operating assets and liabilities:
Prepaid expenses	(1,562,373)
Accrued expenses	63,100
Net cash used in operating activities	(2,579,328)

Cash flow from investing activities:
Investment held in Trust Account	(259,113,790)
Net cash used in investing activities	(259,113,790)

Cash flow from financing activities:
Proceeds from sale of Units	259,113,790
Proceeds from private placement	9,882,275
Proceeds from promissory note – Sponsor	181,817
Repayment of promissory note – Sponsor	(181,817)
Offering costs paid	(5,746,798)
Net cash provided by financing activities	263,249,267

Net change in cash	1,556,148
Cash at the beginning of the period	—
Cash at the end of the period	$1,556,148

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$701,356
Offering costs included in promissory note – Sponsor	$181,817
Offering costs included in due to Sponsor	$271,843
Deferred underwriting commissions	$9,068,983
Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$20,341,016

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds, which are placed in the Trust Account, are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time the Company raised capital that is deposited in the Trust Account. Funds raised in excess of the capital in trust accounts are to be used for fund offering expenses and released to the Company for general working capital purposes.

As of September 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $2.4 million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $182,000 pursuant to the Note issued to the Sponsor (Note 5), approximately $433,000 of expenses advanced by the Sponsor, for which approximately $272,000 was related to offering costs, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and the expenses advanced by the Sponsor on August 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary share subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable share classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize remeasurement from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification related to temporary equity and permanent equity. This resulted in an restatement of previously issued financial statements to adjust the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impact was material to all previously presented financial statements. The Company, in consultation with its Audit Committee, concluded that its previously issued financial statements will need to be restated to report all public shares as temporary equity. As such the Company is reporting upon restating to those periods in this Quarterly Report.

The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will recast to be consistent with the current presentation.

The impact of the revision on the Company’s financial statements is reflected in the following table:

Balance Sheet as of July 23, 2021	As Previously Reported	Adjustments	As Restated
Class A ordinary shares subject to possible redemption	$210,862,463	$29,137,537	$240,000,000
Class A ordinary shares	$291	$(291)	$—
Additional paid-in capital	$5,811,346	$(5,811,346)	$—
Accumulated deficit	$(812,326)	$(23,325,900)	$(24,138,226)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(29,137,537)	$(24,137,536)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from March 17, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has approximately $1.6 million of cash and cash equivalents as of September 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2021, the Trust Account had $259,129,817 held in marketable securities. The Company has not withdrawn any amount from the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 25,911,379 of the Company’s Class A ordinary shares in the calculation of diluted income per share.

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three Months Ended September 30, 2021		For the Period from March 17, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$4,100,025	$1,349,648	$3,068,336	$2,218,153
Denominator:
Basic and diluted weighted average shares outstanding	19,445,093	6,400,947	9,035,094	6,531,627
Basic and diluted net loss per ordinary share	$0.21	$0.21	$0.34	$0.34

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 8 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 25,911,379 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At September 30, 2021, the Class A ordinary share reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$259,113,790
Less:
Proceeds allocated to Public Warrants	(11,539,202)
Class A Ordinary Shares issuance costs	(14,705,275)
Add:
Remeasurement of carrying value to redemption value	26,244,477
Class A Ordinary Shares subject to possible redemption at September 30, 2021	$259,113,790

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to $15,406,275 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $701,000 were expensed as of the date of the Initial Public Offering.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of September 30, 2021, the Company has 6,477,845 of Class B ordinary shares issued and outstanding.

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

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of September 30, 2021, there were no amounts outstanding on the Note since this is no longer available to the Company.

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

Administrative Services and Reimbursement Agreement

Pursuant to an administrative services and reimbursement agreement, on or prior to the closing of the initial business combination, we will reimburse the Sponsor or its affiliates for formation and other pre-IPO expenses incurred on our behalf not to exceed $900,000. Further, commencing on the date that our securities are first listed on Nasdaq and until completion of the Company’s initial business combination or liquidation, the Company will (a) reimburse the Sponsor or its affiliates up to an amount of $10,000 per month for office space and secretarial, administrative and other services and (b) reimburse the Sponsor or its affiliates for any out-of-pocket expenses (or an allocable portion thereof), to the extent that any of them incurs expenses related to identifying, investigating, negotiating and completing an initial business combination (including any travel expenses). In addition, commencing on the date that our securities are first listed on Nasdaq and until completion of the Company’s initial business combination or liquidation, the Company will be required to reimburse the Sponsor or its affiliates monthly for compensation expenses of employees dedicated to the Company (including the Chief Financial Officer) not to exceed $900,000 per year. Under the agreement, the Company is also required to indemnify the Sponsor and its affiliates for any claims made by the Company or a third party and resulting liabilities in respect of any investment opportunities sourced by them and any liability arising with respect to their activities in connection with the Company’s affairs. Such indemnity provides that the indemnified parties cannot access the funds held in the Trust Account. The Company recognized approximately $23,000 in connection with such services for the three months September 30, 2021 and for the period from March 17, 2021 (inception) through September 30, 2021, respectively, in general and administrative expenses in the accompanying statement of operations.

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Public Offering in an amount of approximately $433,000, for which approximately $272,000 was related to offering costs. The Company repaid the amount to the Sponsor on August 31, 2021. As of September 30, 2021, there were no amounts outstanding due to the Sponsor.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, of par value $0.0001 per share. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were no Class A ordinary shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. As of September 30, 2021, the Company has 6,477,845 of Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

The Company accounts for the 15,225,310 warrants issued in connection with the Initial Public Offering (8,637,126 Public Warrants and 6,588,184 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation

The Company is not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company is not obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

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

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account (1)	1	$259,129,817
Liabilities:
Private Placement Warrants (2)	3	5,995,247
Public Warrants (2)	3	7,859,787

(1)	The fair value of the marketable securities held in Trust account approximates the carrying amount primarily due to their short-term nature.

(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Subsequent Measurement

The Private Placement Warrants and Public Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Monte Carlo simulation model was used for estimating the fair value of Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs and are classified as Level 3 as of September 30, 2021.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows:

September 30,
Input	2021
Risk-free interest rate	1.11%
Expected term (years)	5.81
Expected volatility	17.3%
Exercise price	$11.50
Stock price	$9.65

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of April 26, 2021 (inception)	$—	$—	$—
Initial measurement on July 23, 2021	8,801,814	11,539,202	20,341,016
Change in fair value as of September 30, 2021	(2,806,567)	(3,679,415)	(6,485,982)
Fair value as of September 30, 2021	$5,995,247	$7,859,787	$13,855,034

There were no transfers between Levels 1, 2 or 3 during the three months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from March 17, 2021 (inception) through September 30, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Results of Operations

Our entire activity from March 17, 2021 (inception) through September 30, 2021 was related to organizational activities and those necessary to prepare for the Initial Public Offering. Although we consummated the Initial Public Offering, we will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of $5,449,673, which consisted of $1,053,608 general and administrative expenses, $1,272 of investment income, $16,027 of unrealized gain on investments held in Trust Account, and $6,485,982 of other income due to change in the fair value of the warrant liabilities.

For the period from March 17, 2021 (inception) through September 30, 2021, we had net income of $5,286,489, which consisted of $1,216,792 general and administrative expenses, $1,272 of investment income, $16,027 of unrealized gain on investments held in Trust Account, and $6,485,982 of other income due to change in the fair value of the warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.6 million in our operating bank account and working capital of approximately $2.4 million.

Our liquidity needs through September 30, 2021 were satisfied through the payment of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $182,000 pursuant to the Note issued to our Sponsor, pre-IPO expenses advanced by our Sponsor of approximately $433,000, for which approximately $272,000 was related to offering costs, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note and expenses advanced by our Sponsor on August 31, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

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

Contractual Obligations

Administrative Support Agreement

Commencing on July 20, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We recognized approximately $23,000 in connection with such services for the three months September 30, 2021 and for the period from March 17, 2021 (inception) through September 30, 2021, respectively, in general and administrative expenses in the accompanying statement of operations.

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

Warrant Liabilities

The Company accounts for warrants for shares of the Company’s Class A ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The warrants are subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the ordinary share warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of  uncertain future events. Accordingly, as of September 30, 2021, 25,911,379 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net income per ordinary share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 25,911,379 of the Company’s Class A ordinary shares in the calculation of diluted income per share.

We apply the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent accounting standards

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting relating to the Company’s classification of a portion of its Class A Ordinary Shares in permanent equity rather than temporary equity, and the recording of activity impacting our warrant liabilities and the recording of offering costs, as further described herein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

In connection with the preparation of the interim financial statements covered by this Quarterly Report on Form 10-Q, we identified a material weakness in our controls over financial reporting related to the Company’s classification of a portion of its Class A Ordinary Shares in permanent equity rather than temporary equity and the accounting for significant transactions that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Specifically, the Company’s management has concluded that the Company’s control around the interpretation and accounting for certain complex features of the shares of Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 23, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A Ordinary Shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Other than the steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report on Form 10-Q, in connection with the preparation of the interim financial statements covered by this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the Company’s classification of a portion of its Class A Ordinary Shares in permanent equity rather than temporary equity and the accounting for significant transactions resulting in the incorrect recording of activity impacting the warrant liabilities and the incorrect recording of offering costs, resulting in a material audit adjustment. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated as of July 20, 2021, by and between the Company, Goldman Sachs & Co. LLC and BTIG, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 23, 2021).
3.1	Amended and Restated Memorandum and Articles of Association, dated July 20, 2021, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2021).
4.1	Warrant Agreement, dated July 20, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 23, 2021).
10.1	Private Placement Warrants Purchase Agreement, dated July 20, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2021).
10.2	Investment Management Trust Account Agreement, dated July 20, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2021).
10.3	Registration and Shareholder Rights Agreement, dated July 20, 2021, among the Company, the Sponsor and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2021).
10.4	Letter Agreement, dated July 20, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2021).
10.5	Administrative Services Agreement, dated July 20, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 23, 2021).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-257185), filed on June 21, 2021).
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 19, 2021	PORTAGE FINTECH ACQUISITION CORPORATION

	By:	/s/ Adam Felesky
	Name:	Adam Felesky
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2021	By:	/s/ Ajay Chowdhery
	Name:	Ajay Chowdhery
	Title:	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial and Accounting Officer)