Form 10-Q
period 2022-03-31
PORTAGE FINTECH ACQUISITION CORP.
filed 2022-05-09
CIK 1853580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, 25,911,379 Class A ordinary shares, par value $0.0001 per share, and 6,477,845 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PORTAGE FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 17, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from March 17, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from March 17, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

PORTAGE FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$720,157	$1,170,049
Prepaid expenses	883,647	839,022
Total current assets	1,603,804	2,009,071

Non-current prepaid expenses	279,674	489,429
Investments held in Trust Account	259,241,617	259,148,952
Total Assets	$261,125,095	$261,647,452

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$884,713	$770,623
Total current liabilities	884,713	770,623

Warrant liabilities	7,155,896	9,903,040
Deferred underwriting fee payable	9,068,983	9,068,983
Total liabilities	17,109,592	19,742,646

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 25,911,379 shares at $10.00 per share as of March 31, 2022 and December 31, 2021	259,141,617	259,113,790

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,477,845 shares issued and outstanding as of March 31, 2022 and December 31, 2021	648	648
Additional paid-in capital	—	—
Accumulated deficit	(15,126,762)	(17,209,632)
Total shareholders’ deficit	(15,126,114)	(17,208,984)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$261,125,095	$261,647,452

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the period from March 17, 2021 (inception) through March 31, 2021
Operating expenses:
General and administrative expenses	$729,112	$1,715
Loss from operations	(729,112)	(1,715)

Other income:
Change in fair value of warrant liabilities	2,747,144	—
Investment income earned on Trust Account	92,665	—
Total other income	2,839,809	—

Net income (loss)	$2,110,697	$(1,715)

Weighted average Class A ordinary shares outstanding, basic and diluted	25,911,379	—
Basic and diluted net income per ordinary share, Class A	$0.07	$—
Weighted average Class B ordinary shares outstanding, basic and diluted	6,477,845	6,000,000
Basic and diluted net income (loss) per ordinary share, Class B	$0.07	$(0.00)

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,477,845	$648	$—	$(17,209,632)	$(17,208,984)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(27,827)	(27,827)
Net income	—	—	—	—	—	2,110,697	2,110,697
Balance – March 31, 2022	—	$—	6,477,845	$648	$—	$(15,126,762)	$(15,126,114)

FOR THE PERIOD FROM MARCH 17, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsors	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(1,715)	(1,715)
Balance – March 31, 2021	—	$—	6,900,000	$690	$24,310	$(1,715)	$23,285

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,	For the Period from March 17, 2021 (inception) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,110,697	$(1,715)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on Trust Account	(92,665)	—
Change in fair value of warrant liabilities	(2,747,144)	—
Changes in operating assets and liabilities:
Prepaid expenses	165,130	—
Accounts payable and accrued expenses	114,090	1,715
Net cash used in operating activities	(449,892)	—

Net Change in Cash	(449,892)	—
Cash – Beginning	1,170,049	—
Cash – Ending	$720,157	$—

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in promissory note – Sponsor	$—	$20,000
Offering costs included in due to Sponsor	$—	$102,334
Offering costs included in accrued offering costs	$—	$63,584
Remeasurement of Class A ordinary shares subject to redemption	$27,827	$—

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,333,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9,500,000 (see Note 4 and Note 8).

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

On August 3, 2021, the underwriters notified the Company of their intention to partially exercise the over-allotment option on August 5, 2021 (the “Over-Allotment”). As such, on August 5, 2021, the Company consummated the sale of an additional 1,911,379 Units (the “Over-Allotment Units”), at $10.00 per Unit, and the sale of an additional 254,850 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $19,113,790 and $382,275, respectively. The underwriters forfeited the balance of the over-allotment option. A total of $19,113,790 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $259,113,790 (see Note 2). The Company incurred additional offering costs of $1,051,258 in connection with the Over-Allotment (of which $668,983 was for deferred underwriting fees).

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

Going Concern, Liquidity and Management’s Plans

As of March 31, 2022, the Company had approximately $720,000 in its operating bank account and working capital of approximately $719,000.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the Private Placement that were placed in an account outside of the Trust Account for working capital purposes. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than as described above), loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company believes it will have sufficient cash to meet its needs for a reasonable period of time, which is considered to be one year from the issuance date of these unaudited condensed financial statements.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited financial statements were issued. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 1, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $720,157 and $1,170,049 of cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2022 and December 31, 2021, the Trust Account had $259,241,617 and $259,148,952 held in marketable securities, respectively. The Company has not withdrawn any amount from the Trust Account.

Warrant Liabilities

The Company evaluated the Public Warrants and the Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$259,113,790
Less:
Proceeds allocated to Public Warrants	(11,539,202)
Class A ordinary shares issuance costs	(14,705,275)
Add:
Remeasurement of carrying value to redemption value	26,244,477
Class A ordinary shares subject to possible redemption at December 31, 2021	259,113,790
Add:
Remeasurement of carrying value to redemption value	27,827
Class A ordinary shares subject to possible redemption at March 31, 2022	$259,141,617

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A ordinary shares’ feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods.

The calculation of diluted income per ordinary share does not consider the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 15,225,310 of the Company’s Class A ordinary shares since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three Months Ended March 31, 2022		For the Period from March 17, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,688,558	$422,139	$—	$(1,715)
Denominator:
Basic and diluted weighted average shares outstanding	25,911,379	6,477,845	—	6,000,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrants (see Note 9).

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to $14,705,275 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $701,000 were expensed as of the date of the Initial Public Offering.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company for the fiscal year beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,333,334 Private Placement Warrants at a price of $1.50 per warrant (for consideration of $9,500,000 in the aggregate). On August 5, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 254,850 Private Placement Warrants at $1.50 per Private Placement Warrant, generating additional gross proceeds of $382,275.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of March 31, 2022 and December 31, 2021, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

The sale or transfers of the Founders Shares to independent directors and advisors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding on the Note since this is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Services and Reimbursement Agreement

Pursuant to an administrative services and reimbursement agreement, on or prior to the closing of the Business Combination, the Company will reimburse the Sponsor or its affiliates for formation and other pre-Initial Public Offering expenses incurred on the Company’s behalf not to exceed $900,000. Further, commencing on July 21, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company will (a) reimburse the Sponsor or its affiliates up to an amount of $10,000 per month for office space and secretarial, administrative and other services and (b) reimburse the Sponsor or its affiliates for any out-of-pocket expenses (or an allocable portion thereof), to the extent that any of them incurs expenses related to identifying, investigating, negotiating and completing an initial Business Combination (including any travel expenses). In addition, commencing on July 21, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company will be required to reimburse the Sponsor or its affiliates monthly for compensation expenses of employees dedicated to the Company (including the Chief Financial Officer) not to exceed $900,000 per year. Under the agreement, the Company is also required to indemnify the Sponsor and its affiliates for any claims made by the Company or a third party and resulting liabilities in respect of any investment opportunities sourced by them and any liability arising with respect to their activities in connection with the Company’s affairs. Such indemnity provides that the indemnified parties cannot access the funds held in the Trust Account. The Company recognized approximately $250,000 and $646,000 in connection with such services for the period ended March 31, 2022 and December 31, 2021, respectively, which is included in general and administrative expenses in the accompanying condensed statements of operations. The Company owes the Sponsor approximately $19,000 and $39,000 for the period ended March 31, 2022 and December 31, 2021, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the condensed balance sheets.

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering in an amount of approximately $433,000, for which approximately $272,000 was related to offering costs. The Company repaid the amount to the Sponsor on August 31, 2021. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding due to the Sponsor.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, of par value $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. As of March 31, 2022 and December 31, 2021, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

The Company accounts for the 15,225,310 warrants issued in connection with the Initial Public Offering (8,637,126 Public Warrants and 6,588,184 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company has classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account (1)	1	$259,241,617	$259,148,952
Liabilities:
Private Placement Warrants (2)	2	3,096,446	4,288,908
Public Warrants (2)	1	4,059,449	5,614,132

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Subsequent Measurement

The Private Placement Warrants and the Public Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Monte Carlo simulation model was used for estimating the fair value of Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants were as follows:

Input	July 23, 2021 (initial measurement)
Risk-free interest rate	1.03%
Expected term (years)	6
Expected volatility	21.2%
Exercise price	$11.50

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and our search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had net income of $2,110,697, which consisted of $92,665 of investment income earned on the Trust Account, and $2,747,144 of other income due to change in the fair value of the warrant liabilities, offset by $729,112 of general and administrative expenses.

For the period from March 17, 2021 (inception) through March 31, 2021, we had net loss of $1,715, which consisted of general and administrative expenses.

Going Concern, Liquidity and Capital Resources

On July 23, 2021, we consummated the Initial Public Offering of 24,000,000 Units, generating gross proceeds of $240,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $9,500,000. On August 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option. As such, on August 5, 2021, the Company consummated the sale of an additional 1,911,379 Units, at $10.00 per Unit, and the sale of an additional 254,850 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $19,496,065.

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

For the three months ended March 31, 2022, cash used in operating activities was $449,892. Net income of $2,110,697 was affected by investment income earned on the Trust Account of $92,665, and changes in the fair value of warrants liabilities of $2,747,144. Changes in operating assets and liabilities used $279,220 of cash for operating activities.

For the period from March 17, 2021 (inception) through March 31, 2021, cash used in operating activities was $0. Net loss of $1,715 was affected by changes in operating assets and liabilities.

As of March 31, 2022, we had investments held in the Trust Account of $259,241,617. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $720,157. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited financial statements were issued. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Commencing on July 20, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. In addition, commencing on July 21, 2021 and until completion of our Business Combination or liquidation, we will be required to reimburse our Sponsor or its affiliates monthly for compensation expenses of employees dedicated to us (including the Chief Financial Officer) not to exceed $900,000 per year. We recognized approximately $250,000 in connection with such services for the three months ended March 31, 2022. We did not recognize any fees for these services for the period from March 17, 2021 (inception) through March 31, 2021.

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

Warrant Liabilities

We evaluated the Public Warrants and the Private Placement Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net income per ordinary share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A ordinary shares’ feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent accounting standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company for the fiscal year beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting relating to the Company’s classification of a portion of its Class A ordinary shares in permanent equity rather than temporary equity, and the recording of activity impacting our warrant liabilities and the recording of offering costs, as further described herein.

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

Other than the steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 22, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $9.5 million. On August 5, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 254,850 Private Placement Warrants at $1.50 per Private Placement Warrant, generating additional gross proceeds of approximately $382,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Dated: May 9, 2022	PORTAGE FINTECH ACQUISITION CORPORATION

	By:	/s/ Adam Felesky
	Name:	Adam Felesky
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2022	By:	/s/ Ajay Chowdhery
	Name:	Ajay Chowdhery
	Title:	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial and Accounting Officer)