Form 10-Q
period 2022-09-30
PORTAGE FINTECH ACQUISITION CORP.
filed 2022-11-03
CIK 1853580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, 25,911,379 Class A ordinary shares, par value $0.0001 per share, and 6,477,845 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PORTAGE FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 17, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 17, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 17, 2021 (inception) through September 30, 2021	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

i

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

PORTAGE FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$387,583	$1,170,049
Prepaid expenses	725,498	839,022
Total current assets	1,113,081	2,009,071

Non-current prepaid expenses	—	489,429
Investments held in Trust Account	261,146,965	259,148,952
Total Assets	$262,260,046	$261,647,452

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,496,007	$770,623
Total current liabilities	1,496,007	770,623

Warrant liabilities	2,740,556	9,903,040
Deferred underwriting fee payable	2,539,315	9,068,983
Total liabilities	6,775,878	19,742,646

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 25,911,379 shares at redemption value as of September 30, 2022 and December 31, 2021	261,146,965	259,113,790

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,477,845 shares issued and outstanding as of September 30, 2022 and December 31, 2021	648	648
Additional paid-in capital	6,231,184	—
Accumulated deficit	(11,894,629)	(17,209,632)
Total Shareholders’ Deficit	(5,662,797)	(17,208,984)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$262,260,046	$261,647,452

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the period from March 17, 2021 (inception) through September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative expenses	$771,675	$1,053,608	$2,110,803	$1,216,792
Loss from operations	(771,675)	(1,053,608)	(2,110,803)	(1,216,792)

Other income:
Change in fair value of warrant liabilities	304,506	6,485,982	7,162,484	6,485,982
Reduction of deferred underwriter fee payable	298,484	—	298,484	—
Unrealized gain on investments held in Trust Account	—	16,027	—	16,027
Investment income earned on Trust Account	1,482,224	1,272	1,998,013	1,272
Total other income	2,085,214	6,503,281	9,458,981	6,503,281

Net income	$1,313,539	$5,449,673	$7,348,178	$5,286,489

Weighted average Class A ordinary shares outstanding, basic and diluted	25,911,379	19,445,093	25,911,379	9,035,094
Basic and diluted net income per ordinary share, Class A	$0.04	$0.21	$0.23	$0.34
Weighted average Class B ordinary shares outstanding, basic and diluted	6,477,845	6,400,947	6,477,845	6,531,627
Basic and diluted net income per ordinary share, Class B	$0.04	$0.21	$0.23	$0.34

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,477,845	$648	$—	$(17,209,632)	$(17,208,984)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(27,827)	(27,827)

Net income	—	—	—	—	—	2,110,697	2,110,697

Balance – March 31, 2022	—	—	6,477,845	648	—	(15,126,762)	(15,126,114)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(523,124)	(523,124)

Net income	—	—	—	—	—	3,923,942	3,923,942

Balance – June 30, 2022	—	—	6,477,845	648	—	(11,725,944)	(11,725,296)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,482,224)	(1,482,224)

Reduction of deferred underwriter	—	—	—	—	6,231,184	—	6,231,184

Net income	—	—	—	—	—	1,313,539	1,313,539

Balance – September 30, 2022	—	$—	6,477,845	$648	$6,231,184	$(11,894,629)	$(5,662,797)

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 17, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 17, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to sponsors	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(1,715)	(1,715)

Balance – March 31, 2021	—	—	6,900,000	690	24,310	(1,715)	23,285

Net loss	—	—	—	—	—	(161,469)	(161,469)

Balance – June 30, 2021	—	—	6,900,000	690	24,310	(163,184)	(138,184)

Excess of cash received over fair value of private placement warrants	—	—	—	—	1,080,461	—	1,080,461

Forfeiture of founder shares	—	—	(422,155)	(42)	—	—	(42)

Remeasurement adjustment on redeemable Class A ordinary shares	—	—	—	—	(1,104,771)	(25,139,706)	(26,244,477)

Net income	—	—	—	—	—	5,449,673	5,449,673

Balance – September 30, 2021	—	$—	6,477,845	$648	$—	$(19,853,217)	$(19,852,569)

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,	For the Period from March 17, 2021 (Inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,348,178	$5,286,489
Adjustments to reconcile net income to net cash used in operating activities:
Reduction of deferred underwriter fee payable	(298,484)	—
Investment income earned on Trust Account	(1,998,013)	—
Unrealized gain on investments held in Trust Account		(16,027)
Change in fair value of warrant liabilities	(7,162,484)	(6,485,982)
Transaction costs allocated to warrant liabilities		135,464
Changes in operating assets and liabilities:
Prepaid expenses	602,953	(1,562,373)
Accounts payable and accrued expenses	725,384	63,100
Net cash used in operating activities	(782,466)	(2,579,328)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(259,113,790)
Net cash used in investing activities	—	(259,113,790)

Cash Flows from Financing Activities:
Proceeds from sale of Units	—	259,113,790
Proceeds from private placement	—	9,882,275
Proceeds from promissory note – Sponsor	—	181,817
Repayment of promissory note – Sponsor	—	(181,817)
Offering costs paid	—	(5,746,798)
Net cash provided by financing activities	—	263,249,267

Net Change in Cash	(782,466)	1,556,148
Cash – Beginning	1,170,049	—
Cash – Ending	$387,583	$1,556,148

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in promissory note – Sponsor	$—	$181,817
Offering costs included in due to Sponsor	$—	$271,843
Offering costs included in accrued offering costs	$—	$701,356
Deferred underwriting commissions	$—	$9,068,983
Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$—	$20,341,016
Remeasurement of Class A ordinary shares subject to redemption	$2,033,175	$—
Reduction of deferred underwriting fee payable	$6,529,668	$—

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

Going Concern, Liquidity and Management’s Plans

As of September 30, 2022, the Company had approximately $388,000 in its operating bank account and working capital deficit of approximately $383,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until July 23, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited financial statements were issued. Management intends to consummate a Business Combination prior to July 23, 2023. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021. The Company had $387,583 and $1,170,049 of cash as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2022 and December 31, 2021, the Trust Account had $261,146,965 and $259,148,952 held in marketable securities, respectively. The Company has not withdrawn any amount from the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$259,113,790
Less:
Proceeds allocated to Public Warrants	(11,539,202)
Class A ordinary shares issuance costs	(14,705,275)
Add:
Remeasurement of carrying value to redemption value	26,244,477
Class A ordinary shares subject to possible redemption at December 31, 2021	259,113,790
Add:
Remeasurement of carrying value to redemption value	2,033,175
Class A ordinary shares subject to possible redemption at September 30, 2022	$261,146,965

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from March 17, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,050,831	$262,708	$4,100,025	$1,349,648	$5,878,542	$1,469,636	$3,068,336	$2,218,153
Denominator:
Basic and diluted weighted average shares outstanding	25,911,379	6,477,845	19,445,093	6,400,947	25,911,379	6,477,845	9,035,094	6,531,627
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.21	$0.21	$0.23	$0.23	$0.34	$0.34

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of September 30, 2022 and December 31, 2021, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

The sale or transfers of the Founders Shares to independent directors and advisors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The fair value at the grant date is deemed to be deminis. As of September 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding on the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Services and Reimbursement Agreement

Pursuant to an administrative services and reimbursement agreement, on or prior to the closing of the Business Combination, the Company will reimburse the Sponsor or its affiliates for formation and other pre-Initial Public Offering expenses incurred on the Company’s behalf not to exceed $900,000. Further, commencing on July 21, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company will (a) reimburse the Sponsor or its affiliates up to an amount of $10,000 per month for office space and secretarial, administrative and other services and (b) reimburse the Sponsor or its affiliates for any out-of-pocket expenses (or an allocable portion thereof), to the extent that any of them incurs expenses related to identifying, investigating, negotiating and completing an initial Business Combination (including any travel expenses). In addition, commencing on July 21, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company will be required to reimburse the Sponsor or its affiliates monthly for compensation expenses of employees dedicated to the Company (including the Chief Financial Officer) not to exceed $900,000 per year. Under the agreement, the Company is also required to indemnify the Sponsor and its affiliates for any claims made by the Company or a third party and resulting liabilities in respect of any investment opportunities sourced by them and any liability arising with respect to their activities in connection with the Company’s affairs. Such indemnity provides that the indemnified parties cannot access the funds held in the Trust Account. The Company recognized approximately $259,000 and $752,000 in connection with such services for the three months ended September 30, 2022 and for the period ended September 30, 2022, respectively, which is included in general and administrative expenses in the accompanying condensed statements of operations. The Company recognized approximately $243,000 in connection with such services for the three months September 30, 2021 and for the period from March 17, 2021 (inception) through September 30, 2021 in general and administrative expenses in the accompanying statement of operations. The Company owes the Sponsor approximately $358,000 and $39,000 for the period ended September 30, 2022 and December 31, 2021, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the condensed balance sheets.

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering in an amount of approximately $433,000, for which approximately $272,000 was related to offering costs. The Company repaid the amount to the Sponsor on August 31, 2021. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding due to the Sponsor for offering costs.

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

On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $298,484 of income and $6,231,184 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying condensed financial statements. As of September 30, 2022 and December 31, 2021, the deferred underwriting fee payable is $2,539,315 and $9,068,983, respectively. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, of par value $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. As of September 30, 2022 and December 31, 2021, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account (1)	1	$261,146,965	$259,148,952
Liabilities:
Private Placement Warrants (2)	2	1,185,873	4,288,908
Public Warrants (2)	2	1,554,683	5,614,132

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Subsequent Measurement

The Private Placement Warrants and the Public Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Monte Carlo simulation model was used for estimating the fair value of Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 2 due to the use of an observable market quote in an active market for a similar asset in an active market. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants were as follows:

Input	July 23, 2021 (initial measurement)
Risk-free interest rate	1.03%
Expected term (years)	6
Expected volatility	21.2%
Exercise price	$11.50

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and our search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had net income of $1,313,539, which consisted of $1,482,224 of investment income earned on the Trust Account, $304,506 of other income due to change in the fair value of the warrant liabilities and $298,484 of reduction of deferred underwriter fee payable, offset by $771,675 of general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $7,348,178, which consisted of $1,998,013 of investment income earned on the Trust Account, $7,162,484 of other income due to change in the fair value of the warrant liabilities and $298,484 of reduction of deferred underwriter fee payable, offset by $2,110,803 of general and administrative expenses.

For the three months ended September 30, 2021, we had net income of $5,449,673, which consisted of $6,485,982 of other income due to change in the fair value of the warrant liabilities, $1,272 of investment income, $16,027 of unrealized gain on investments held in Trust Account, offset by $1,053,608 of general and administrative expenses.

For the period from March 17, 2021 (inception) through September 30, 2021, we had net income of $5,286,489, which consisted of $6,485,982 of other income due to change in the fair value of the warrant liabilities, $1,272 of investment income, $16,027 of unrealized gain on investments held in Trust Account, offset by $1,216,792 of general and administrative expenses.

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

For the nine months ended September 30, 2022, cash used in operating activities was $782,466. Net income of $7,348,178 was affected by reduction of deferred underwriter fee payable of $298,484, investment income earned on the Trust Account of $1,998,013, and changes in the fair value of warrants liabilities of $7,162,484. Changes in operating assets and liabilities provided $1,328,337 of cash for operating activities.

For the period from March 17, 2021 (inception) through September 30, 2021, cash used in operating activities was $2,579,328. Net loss of $5,286,489 was affected by unrealized gain on investments held in Trust Account of $16,027, changes in the fair value of warrants liabilities of $6,485,982 and transaction costs allocated to warrant liabilities of $135,464. Changes in operating assets and liabilities used $1,499,273 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $261,146,965. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $387,583. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until July 23, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited financial statements were issued. Management intends to consummate a Business Combination prior to July 23, 2023. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Commencing on July 20, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. In addition, commencing on July 21, 2021 and until completion of our Business Combination or liquidation, we will be required to reimburse our Sponsor or its affiliates monthly for compensation expenses of employees dedicated to us (including the Chief Financial Officer) not to exceed $900,000 per year. We recognized approximately $259,000 and $752,000 in connection with such services for the three and nine months ended September 30, 2022, respectively. We recognized approximately $243,000 in connection with such services for the three months ended September 30, 2021 and for the period from March 17, 2021 (inception) through September 30, 2021.

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

The underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $9,068,983. On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result of waiving $6,529,668 of deferred underwriting fees, the deferred underwriting fee payable is $2,539,315. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting relating to the Company’s classification of a portion of its Class A ordinary shares in permanent equity rather than temporary equity, and the recording of activity impacting our warrant liabilities and the recording of offering costs, as further described herein.

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

Other than the steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;

●	reduced credit availability;

●	higher borrowing costs;

●	reduced liquidity;

●	volatility in credit, equity and foreign exchange markets; and

●	bankruptcies.

These developments have led to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

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

Dated: November 3, 2022	PORTAGE FINTECH ACQUISITION CORPORATION

	By:	/s/ Adam Felesky
	Name:	Adam Felesky
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ Ajay Chowdhery
	Name:	Ajay Chowdhery
	Title:	Chief Financial Officer, Chief Operating Officer and Director (Principal Financial and Accounting Officer)