Form 10-K
period 2022-12-31
PORTAGE FINTECH ACQUISITION CORP.
filed 2023-03-13
CIK 1853580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

280 Park Avenue, 29F East
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

At June 30, 2022, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was $163,489,523.

As of March 7, 2023, the Registrant had 25,911,379 of its Class A ordinary shares, $0.0001 par value per share, and 6,477,845 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Some of the statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

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

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Although we are required to seek shareholder approval of any initial business combination, our initial shareholders and management team and our advisors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination by July 23, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination by July 23, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	Our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A ordinary shares at such time is substantially less than $10.00 per share.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

●	If the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least until July 23, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may engage the underwriters from the Initial Public Offering or one of their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause such underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	If we conduct redemptions of our public shares in connection with our initial business combination pursuant to the proxy solicitation rules instead of pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the business we may acquire.

●	The other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On August 15, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), waived all rights to the Deferred Discount (as defined in the underwriting agreement, dated July 20, 2021, among the Company, Goldman Sachs and BTIG, LLC). The Deferred Discount was for an amount of approximately $6.5 million and was owed upon consummation by the Company of an initial business combination.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 280 Park Avenue, 29F East, New York, NY, 10017 or by telephone at (212) 380-5605.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

Of the net proceeds of the Initial Public Offering, only approximately $369,000 was available to us outside the Trust Account as of December 31, 2022 to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until July 23, 2023; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

As described elsewhere in this Annual Report on Form 10-K in connection with the audit of the balance sheet at July 23, 2021 and the preparation of the interim financial statements for the quarterly period ended September 30, 2021, we identified a material weakness in our internal control over financial reporting related to the Company’s classification of a portion of its Class A Ordinary Shares in permanent equity rather than temporary equity and the accounting for significant transactions resulting in the incorrect recording of activity impacting the warrant liabilities and the incorrect recording of offering costs, resulting in a material audit adjustment. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently utilize office space at 280 Park Avenue, 29F East, New York, NY 10017, from our Sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on NASDAQ under the symbols “PFTAU,” “PFTA” and “PFTAW,” respectively.

Holders

As of December 31, 2022, there was 1 holder of record of our units and 1 holder of record of our Class A ordinary shares, and there were 9 holders of record of our Class B ordinary shares and 2 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Net proceeds of $259,113,790 from the Initial Public Offering and the sale of the Private Placement Warrants, including deferred underwriting discounts of approximately $9,068,983, were held in the Trust Account as of December 31, 2021. We paid $5,182,275 in underwriting discounts and incurred offering costs of approximately $15,406,275 related to the Initial Public Offering. In addition, the underwriters agreed to defer approximately $9,068,983 in underwriting discounts, which amount will be payable when and if a business combination is consummated. On August 15, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result of Goldman Sachs waiving all of its $6,529,668 of deferred underwriting fees, as of December 31, 2022, the deferred underwriting fee payable was $2,539,315. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated July 20, 2021, which was filed with the SEC.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and our search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had net income of $8,556,001, which consisted of $4,120,869 of investment income earned on the Trust Account, $6,857,978 of other income due to change in the fair value of the warrant liabilities and $298,484 of reduction of deferred underwriter fee payable, offset by $2,721,330 of general and administrative expenses.

For the period from March 17, 2021 (inception) through December 31, 2021, we had net income of $7,930,074, which consisted of $37,157 of investment income, $1,995 of unrealized losses on investments held in the Trust Account, and $10,437,976 of changes in the fair value of the warrant liabilities, offset by $2,543,064 of general and administrative expenses.

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

For the year ended December 31, 2022, cash used in operating activities was $801,362. Net income of $8,556,001 was affected by reduction of deferred underwriter fee payable of $298,484, investment income earned on the Trust Account of $4,120,869, and changes in the fair value of warrants liabilities of $6,857,978. Changes in operating assets and liabilities provided $1,919,968 of cash for operating activities.

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

As of December 31, 2022, we had investments held in the Trust Account of $263,269,821. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $368,687. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under such loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until July 23, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. Management intends to consummate a Business Combination prior to July 23, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Commencing on July 20, 2021, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. In addition, commencing on July 20, 2021 and until completion of our Business Combination or liquidation, we will be required to reimburse our Sponsor or its affiliates monthly for compensation expenses of employees dedicated to us (including the Chief Financial Officer) not to exceed $900,000 per year. We recognized approximately $120,000 for administrative support services and approximately $878,000 for reimbursement of compensation expenses for the year ended December 31, 2022. We recognized approximately $53,000 for administrative support services and approximately $593,000 for reimbursement of compensation expenses from March 17, 2021 (inception) through December 31, 2021.

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

The underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $9,068,983. On August 15, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result of Goldman Sachs waiving all of its $6,529,668 of deferred underwriting fees, the deferred underwriting fee payable was $2,539,315. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

We entered into an agreement, dated as of August 18, 2022, with a financial advisor to assist us in introducing and facilitating a Business Combination with one or more targets, subject to certain conditions. In the event a Business Combination is consummated with an introduced target, we shall pay the financial advisor an M&A fee equal to 1.50% of the aggregate value of the transaction, with a minimum fee of $4,000,000 and total fee not to exceed $9,000,000. Additionally, we will reimburse the financial advisor for any out-of-pocket expenses, subject to certain conditions.

We entered into an agreement, dated as of October 8, 2022, with a financial advisor to assist us in facilitating a Business Combination with a specific target, subject to certain conditions. The financial advisor will receive a transaction fee of $8,000,000 subject to, and payable upon, the Company’s successful consummation of a Business Combination with the specific target. Additionally, we will reimburse the financial advisor for any out-of-pocket expenses, subject to certain conditions

Critical Accounting Policies and Estimates

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

Warrant Liabilities

We evaluated the Public Warrants and the Private Placement Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting relating to the Company’s classification of a portion of its Class A ordinary shares in permanent equity rather than temporary equity, and the recording of activity impacting our warrant liabilities and the recording of offering costs, as further described herein.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control over financial reporting relating to the Company’s classification of a portion of its Class A ordinary shares in permanent equity rather than temporary equity, and the recording of activity impacting our warrant liabilities and the recording of offering costs.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

In order to remediate this material weakness, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process. Based on these measures, management believes that the control deficiencies will be remediated in a timely manner as the revised controls will need to operate for a sufficient period of time for management to test that they are designed and operating effectively before the material weakness will be considered remediated. Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Other than the steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended December 31, 2022, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Adam Felesky	47	Chief Executive Officer and Director
Ajay Chowdhery	39	Chief Financial Officer, Chief Operating Officer and Director
Paul Desmarais III	40	Director
Steven Jay Freiberg	65	Director
Stuart Charles Harvey, Jr.	61	Director
G. Thompson Hutton	67	Director
Seraina Macia	54	Director
Jason Michael Pate	36	Director

Adam Felesky has been our Chief Executive Officer and a director since March 2021. Mr. Felesky has served as the Chief Executive Officer of Portage Ventures since August 2016 and is based in Toronto. He has served as the Executive Chairman of KOHO Financial Inc. since August 2017 and has served as a Director for Borrowell Inc. since April 2017; HD Insurance Ltd. (Hellas Direct) since February 2019; Socotra, Inc. since February 2021; and Alpaca since July 2020; among numerous other FinTech companies, and he also has served on the Advisory Board for Clark Germany GmbH since April 2018. Mr. Felesky previously served as a Director of Wealthsimple Financial Corp. from June 2017 to November 2021. Between May 2005 and January 2015, he served as the Founder and former CEO of Horizons Exchange Traded Funds, and a director and founding investor of BetaShares Exchange Traded Funds in Australia. Previously, from August 2001 to May 2003, Mr. Felesky worked in J.P. Morgan’s Derivatives group in New York. Mr. Felesky began his career in investment banking at J.P. Morgan Canada from April 2000 to August 2001 and CIBC World Markets from September 1999 to April 2000. Mr. Felesky is the recipient of a B.Eng. in Civil Engineering and a B.A. in Political Science from McMaster University. We believe that Mr. Felesky’s breadth of experience in FinTech, including as an investor, as well as his prior service on boards, makes Mr. Felesky qualified to serve on our board of directors.

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

Paul Desmarais III has been a director on our board of directors since March 2021. Mr. Desmarais has served as the Chairman and CEO of Sagard since May 2016, the Executive Chairman and Co-Founder of Portage Ventures since August 2016, and the Chairman and Co-Founder of Diagram Venture since February 2016. Within the investment portfolios of Portage Ventures and Sagard, he has served as the Chairman of Wealthsimple Financial Corp. since April 2015 and Dialogue Technologies Inc. (TSX: CARE) since January 2020, a director of Nesto Inc. since May 2021, and EverWest Holdings Inc. since November 2021. Mr. Desmarais previously served as a director of Personal Capital from December 2016 to August 2020, KOHO Financial Inc. from May 2015 to January 2022, and Grayhawk Investment Strategies from March 2020 to June 2022. Mr. Desmarais has also served with Power Corporation of Canada since May 2014, and is currently Senior Vice President. He has also served on the boards of Groupe Bruxelles Lambert since April 2014 and Imerys from May 2014 until May 2022. Prior to his current role, Mr. Desmarais worked at Goldman Sachs from July 2004 to May 2009 in the Investment Banking Division, Investment Strategy Group, and Special Situations Group; Imerys from September 2010 to July 2012 in supply chain management and strategy; and Great-West Lifeco Inc. from September 2012 to May 2014 in risk management. Mr. Desmarais is a recipient of a B.A. in economics from Harvard College and holds an MBA from INSEAD in France. We believe that Mr. Desmarais’ deep finance expertise and investing knowledge make him well qualified to serve on our board of directors.

Steven Jay Freiberg has served on our board of directors since July 2021. Mr. Freiberg has served as the Vice Chairman of the Board of Directors of SoFi since September 2017, Rewards Network since 2017, Regional Management since July 2014, Purchasing Power, LLC since 2017, and Compass Digital Acquisition Corp. since September 2021. Mr. Freiberg previously served as a Director of MasterCard from September 2006 to June 2022. Additionally, he is the Founder of Grand Vista Partners and a Senior Advisor to Boston Consulting Group, Verisk Analytics, and TowerBrook Capital Partners. Mr. Freiberg’s previous experience includes 30 years at Citigroup from 1980 to 2010 with notable roles that included Co-Chairman and CEO of Citigroup’s Global Consumer Group, with responsibility for all consumer and commercial banking globally. At that time, the Group spanned 53 countries, 230,000 employees, a $1 trillion managed balance sheet, and $12 billion of earnings. In addition, he was a member of Citigroup’s Executive, Operating and Management Committees as well as a Board Member of Citibank NA and the Citigroup Foundation. From March 2010 to October 2012 he was the CEO of E*Trade and Board Chair from 2011 to 2012. At E*Trade he successfully addressed a number of significant challenges facing the company and under his leadership the business returned solidly to profitability, balance sheet related issues were remediated, and growth accelerated to rival top industry competitors. We believe that Mr. Freiberg’s experience as a director and chief executive officer of public and private companies and his finance background make him well qualified to serve on our board of directors.

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

G. Thompson Hutton has served on our board of directors since July 2021. Mr. Hutton has served as the Chairman of the Board of Directors of SoFi since September 2017 and a director of SoFi since June 2012. Mr. Hutton previously served as interim Chief Executive Officer of SoFi from September 2017 to March 2018. Mr. Hutton has served as the Managing Partner of Thompson Hutton, LLC (“Thompson Hutton”), an investment management firm since 2000. He founded and has served as Managing Partner of XL Innovate fund, a venture capital fund, since 2015. He served as a Board member of Lemonade Inc. From 2015 until 2019. He previously served as a Board member of public companies including Safeco Insurance, XL Group, and Montpelier Re Holdings Ltd., among numerous other private and venture-backed companies. Mr. Hutton has previously held leadership roles in several financial services and related technology businesses. He founded New Energy Risk in partnership with XL Group in 2011 and served as CEO until starting XL Innovate in 2015, and was CEO of Risk Management Solutions (RMS) from 1990 to 2000. He has various non-profit roles and interests in secondary school education and energy/environmental initiatives. We believe that Mr. Hutton’s experience investing in financial services and related technology businesses and his current and prior roles as a director and executive officer of various companies make him well qualified to serve on our board of directors.

Seraina Macia has served on our board of directors since July 2021. Ms. Macia has served as CEO and Co-Founder of Joyn Insurance, a newly created technology-focused underwriter of small and middle market insurance in the US, since October 2020. She has served as a member of the board of directors of Credit Suisse Group since April 2015, and currently sits on their audit committee. She previously served as a Board Member of the Food Bank for New York City from June 2013 to February 2019, and has served as their Chairwoman since February 2019. She has served as Board Chair of BanQu Inc since June 2018. Previously, from July 2017 to August 2020, Ms. Macia was CEO of Blackboard Insurance, a technology-focused insurance subsidiary of AIG, as well as Executive Vice President of AIG. Ms. Macia rejoined AIG from Hamilton Insurance Group, where she served as CEO of Hamilton USA from October 2016 to July 2017, leading the group’s US operations. Before being named CEO of Hamilton USA, Ms. Macia served as CEO and Executive Vice President of Regional Management and Operations at AIG from January to March 2016, and prior to that, served as CEO and President of AIG EMEA from November 2013 to December 2015, with responsibility for 47 countries across Europe, the Middle East, and Africa. Before joining AIG, she held several senior positions including CEO of XL Insurance North America from September 2010 to November 2013; President of Zurich North America Commercial Specialties business from July 2007 to August 2010; and Head of Investor Relations and Rating Agency Management of Zurich Insurance Group from May 2002 to March 2006. Before joining Zurich Insurance Group, Ms. Macia served as a founding partner and financial analyst for NZB NeueZuercher Bank in Switzerland between December 2000 and April 2002. Between 1990 and 2000, she held various management positions in underwriting and finance at Swiss Re in Switzerland and Australia. In 2009, Ms. Macia was nominated as Young Global Leader by the World Economic Forum and was a Business Insurance Women to Watch honoree the same year. She holds an MBA from Monash University in Australia and is a CFA charterholder. We believe that Ms. Macia’s experience in financial services and as a director of various public and private companies make her well qualified to serve on our board of directors.

Jason Pate has served on our board of directors since July 2021. Mr. Pate has served as the Head of Finance and Head of Business Development and Corporate Development at Plaid since February 2018 with responsibility for finance, business development, product partnerships, corporate strategy, investments and acquisitions. At Plaid, Mr. Pate has supported the company’s expansion into new products, new geographies, and new use cases across digital finance. Mr. Pate led the acquisition of Quovo and Plaid’s sale to Visa. Prior to Plaid, Mr. Pate served as VP of Corporate Strategy & Development at Rubicon Global from June 2016 to February 2018 and Co-founder of Tava from August 2012 to March 2016. Mr. Pate began his career at Bain and Company, serving from October 2009 to August 2012. Mr. Pate is an active investor/advisor and has previous experience serving as a Director of the Coca-Cola Foundation from 2009 to 2017 and the Sanford School of Public Policy from 2007 to 2009. We believe that Mr. Pate’s business development and operating experience make him well qualified to serve on our board of directors.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities including, without limitation, any future special purpose acquisition companies we expect they may be involved in. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, he or she may need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law, we renounce any interest or expectancy in or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our Sponsor or its affiliates and any companies in which our Sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Below is a table summarizing most, but not all, of the key entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Adam Felesky	Portag3 Ventures GP Inc.	Venture Capital	Director and Chief Executive Officer
	Portag3 Ventures II GP Inc.	Venture Capital	Director and Chief Executive Officer
	Portage Ventures III GP Inc.	Venture Capital	Director and Chief Executive Officer
	Borrowell Inc.	FinTech	Director
	KOHO Financial Inc.	FinTech	Director
	FL Fintech E. GmbH (i.e., Clark)	InsurTech	Director
	HD Insurance Limited (Hellas Direct)	InsurTech	Director
	Gradient Boosted Investments Inc.	FinTech	Director
	Grayhawk Wealth Holdings Inc.	Wealth Management	Director
	AlpacaDB, Inc.	FinTech	Director
	Socotra, Inc.	FinTech	Director
	Terado Gas Storage Corp.	Industrial	Director

Ajay Chowdhery	-	-	-

Paul Desmarais III	Power Corporation of Canada(1)	Holding Company	Senior Vice-President
	Groupe Bruxelles Lambert	Holding Company	Director
	Portag3Ventures GP Inc.(1)	Venture Capital	Director and Executive Chairman
	Portag3 Ventures II GP Inc.	Venture Capital	Director and Executive Chairman
	Portage Ventures III GP Inc.	Venture Capital	Director and Executive Chairman
	Sagard Capital Partners Management Corp.	Asset Management	Director, Chairman and Chief Executive Officer
	Sagard Holdings Inc.	Asset Management	Director, Chairman and CEO
	Sagard Holdings Manager GP Inc.	Asset Management	Chairman and Chief Executive Officer
	Sagard Credit Partners GP Inc.	Private Credit	Chairman and Chief Executive Officer
	Sagard Credit Partners II GP Inc.	Private Credit	Chairman and Chief Executive Officer
	Sagard Healthcare Royalty Partners GP LLC	Healthcare Royalties	Chairman and Chief Executive Officer
	Sagard Holdings Management Inc.	Asset Management	Director, Chairman and Chief Executive Officer
	Sagard Holdings Manager (Canada) Inc.	Asset Management	Director and Chief Executive Officer
	Diagram Ventures GP Inc.	Venture Capital	Director and Chairman
	Diagram Ventures II GP Inc.	Venture Capital	Director
	Diagram Opportunity GP Inc.	Venture Capital	Director and Chairman
	Dialogue Technologies Inc.	FinTech	Director and Chairman
	Wealthsimple Financial Corp.	FinTech	Director and Chairman
	Redesign Health	Healthcare	Director

G. Thompson Hutton	Thompson Hutton LLC	Venture Capital	Managing Partner
	XL Innovate LP	Venture Capital	Managing Partner and Director
	Social Finance, Inc. (SoFi)	FinTech	Chairman
	Cape Analytics	Technology	Director
	GeoQuant	Technology	Director
	Lemonade	FinTech	Director
	New Energy Risk	Consulting Services	Director
	Pillar	Construction Technology	Director
	Slice	FinTech	Director
	Windward	Technology	Director
	ZenDrive	Automotive Technology	Director
	Archipelago	FinTech	Director
	Archer	FinTech	Director
	MoCaFi	FinTech	Director
	Philbrooks Boatyard	Marine	Director

Stuart Charles Harvey, Jr.	Trustwave Holdings	Technology	Chairman
	Weave Communications, Inc.	Technology	Director
	Engage2Excel	Business Services	Director
	Flowbird	Technology	Chairman
	Affinpay	Technology	Director

Steven Jay Freiberg	Social Finance, Inc. (SoFi)	FinTech	Vice Chairman of the Board
	Rewards Network	FinTech	Chairman
	MasterCard	Financial Services	Director
	Regional Management Corp.	Financial Services	Director
	Purchasing Power, LLC	FinTech	Director
	Compass Digital Acquisition Corp.	SPAC	Director
	Grand Vista Partners	Family Office	Founder

Jason Michael Pate	Plaid Technologies Inc	FinTech	Head of Finance and Head of Business Development and Corporate Development

Seraina Macia	Credit Suisse	Banking	Director
	BanQu, Inc.	Technology	Chairwoman
	Joyn Insurance	Financial Services	Co-Founder and CEO
	Food Bank for New York City	Not-for-Profit / Food Distribution	Chairwoman

(1)	Includes certain of its portfolio companies, subsidiaries or other affiliates, as applicable.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to the Initial Public Offering and purchased private placement warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering.

●	Our Sponsor, each member of our management team and our advisors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 23, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our Sponsor, each member of our management team and our advisors have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 7, 2023, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The following table is based on 32,389,224 ordinary shares of outstanding at March 7, 2023, of which 25,911,379 were Class A shares and 6,477,845 were Class B shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The table below does not include the shares of Class A ordinary shares underlying the Private Placement Warrants held by our Sponsor because these securities are not exercisable within 60 days of this Annual Report.

	Class B ordinary shares				Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class(2)		Number of Shares Beneficially Owned		Approximate Percentage of Class	Approximate Percentage of Voting Control
Directors and Executive Officers
Ajay Chowdhery	-		-		-		-	-
Paul Desmarais III	-		-		-		-	-
Adam Felesky					-		-
Steven Jay Freiberg	25,000			*	-		-	*
Stuart Charles Harvey, Jr.	25,000			*	-		-	*
G. Thompson Hutton	25,000			*	-		-	*
Seraina Macia	25,000			*	-		-	*
Jason Michael Pate	25,000			*	-		-	*
All officers and directors as a group (eight individuals)(3)					-		-	*
Five Percent Holders
PFTA I LP (our Sponsor)(4)	6,322,845	(4)	97.6%		-		-	19.5%
Triple8, LLC(5)	-		-		1,980,000	(5)	7.6%	6.1%
K2 Principal Fund, L.P.(6)	-		-		599,999	(6)	2.3%	1.9%
Polar Asset Management Partners Inc.(7)	-		-		1,999,996	(7)	7.7%	6.2%
Cantor Fitzgerald Securities(8)					1,868,399	(8)	7.2%	5.8%
Aristeia Capital, L.L.C.(9)	-		-		2,413,078	(9)	9.3%	7.5%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 280 Park Avenue, 29F East, New York, NY 10017.
(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)	Figure does not include an aggregate of 30,000 shares issued to our advisors.
(4)	PFTA I LP, our Sponsor, is the record holder of such shares. Our Sponsor is controlled by its general partner, PFTA I GP, Inc. (“PFTA GP”). PFTA GP is managed by a board of directors, comprised of three members, Adam Felesky, Sacha Haque and Stephan Klee. Each director has one vote, and the approval of a majority is required to approve any action of PFTA GP, in its individual capacity or its capacity as the general partner of our Sponsor. Under the “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our Sponsor. Based upon the foregoing analysis, no individual director of PFTA GP exercises voting or dispositive control over any of the securities held by PFTA GP or our Sponsor, even those in which he or she holds a direct pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(5)	Includes Class A ordinary shares beneficially held by Triple8, LLC, a Kansas limited liability company (“Triple8”), Eldridge Industries, LLC, a Delaware limited liability company and the indirect controlling member of Triple8 (“Eldridge”), and Todd L. Boehly, the indirect controlling member of Eldridge (“Mr. Boehly”), based solely on the Schedule 13G filed jointly by Triple8, Eldridge and Mr. Boehly, with the SEC on July 30, 2021. The business address of Triple8 is One Security Benefit Place, Topeka, KS 66636 and the business address of each of Eldridge and Mr. Boehly is 600 Steamboat Road, Floor 2, Greenwich, CT 06830.
(6)	Includes Class A ordinary shares beneficially held by Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), K2 Genpar 2017 Inc., an Ontario corporation and the General Partner to the Fund (“Genpar 2017”), and K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”), based solely on the Schedule 13G/A filed jointly by SKI, the Fund, Genpar 2017, and K2 & Associates, with the SEC on December 2, 2021. The business address of each of SKI, the Fund, Genpar 2017, and K2 & Associates is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2.
(7)	Includes Class A ordinary shares beneficially held by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the Class A ordinary shares directly held by PMSMF, based solely on the Schedule 13G filed by Polar, with the SEC on February 10, 2022. The business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(8)	Includes Class A ordinary shares beneficially held by Cantor Fitzgerald Securities, a general partnership formed in New York (“CFS”), Cantor Fitzgerald, L.P. is a Delaware limited partnership (“Cantor”), CF Group Management, Inc., a New York corporation (“CFGM”), and Howard W. Lutnick (“Mr. Lutnick”), based solely on the Schedule 13G/A filed by CFS with the SEC on February 14, 2023. CFGM is the managing general partner of Cantor and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of CFS, Cantor, CFGM and Mr. Lutnick is 110 East 59th Street, New York, New York 10022.
(9)	Includes Class A ordinary shares beneficially held by Aristeia Capital, L.L.C., a Delaware limited liability company (“Aristeia”), based solely on the Schedule 13G filed by Aristeia with the SEC on February 14, 2023. The business address of Aristeia is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 22, 2021, our Sponsor paid an aggregate of $25,000 for certain expenses on our behalf in exchange for our issuance of 7,187,500 Founder Shares. On June 15, 2021, our Sponsor surrendered 1,437,500 Founder Shares to us for cancellation for no consideration. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Founder Shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of December 31, 2022, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, review of our quarterly financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021, including services rendered in connection with our initial public offering, totaled approximately $77,250 and $148,000 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association, dated July 20, 2021, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
4.4	Warrant Agreement, dated July 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
4.5	Description of Registrant’s Securities.*
10.1	Letter Agreement, dated July 20, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.2	Promissory Note, dated as of March 22, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
10.3	Registration and Shareholder Rights Agreement, dated July 20, 2021, among the Company, the Sponsor and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated July 20, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.5	Administrative Services Agreement, dated July 20, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
10.8	Investment Management Trust Account Agreement, dated July 20, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.9	Underwriting Agreement, dated as of July 20, 2021, by and between the Company, Goldman Sachs & Co. LLC and BTIG, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	iXBRL Instance Document*
101.SCH	iXBRL Taxonomy Extension Schema*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase*
101.DEF	iXBRL Taxonomy Extension Definition Linkbase*
101.LAB	iXBRL Taxonomy Extension Label Linkbase*
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2023

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

Name	Title	Date

/s/ Adam Felesky	Chief Executive Officer and Director	March 13 2023
Adam Felesky	(Principal Executive Officer)

/s/ Ajay Chowdhery	Chief Financial Officer, Chief Operating Officer and Director	March 13, 2023
Ajay Chowdhery	(Principal Financial and Accounting Officer)

/s/ Paul Desmarais III	Director	March 13, 2023
Paul Desmarais III

/s/ Steven Jay Freiberg	Director	March 13, 2023
Steven Jay Freiberg

/s/ Stuart Charles Harvey, Jr.	Director	March 13, 2023
Stuart Charles Harvey, Jr.

/s/ G. Thompson Hutton	Director	March 13, 2023
G. Thompson Hutton

/s/ Seraina Macia	Director	March 13, 2023
Seraina Macia

/s/ Jason Michael Pate	Director	March 13, 2023
Jason Michael Pate

PORTAGE FINTECH ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm (PCAOB No. 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and the period from March 17, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and the period from March 17, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from March 17, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Portage Fintech Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Portage Fintech Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 17, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until July 23, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. Additionally, the Company has a significant working capital deficiency, has incurred significant losses and may need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, MA

March 13, 2023

PCAOB ID #688

PORTAGE FINTECH ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$368,687	$1,170,049
Prepaid expenses	497,054	839,022
Total Current Assets	865,741	2,009,071

Non-current prepaid expenses	-	489,429
Investments held in Trust Account	263,269,821	259,148,952
Total Assets	$264,135,562	$261,647,452

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,859,194	$770,623
Total Current Liabilities	1,859,194	770,623

Warrant liabilities	3,045,062	9,903,040
Deferred underwriting fee payable	2,539,315	9,068,983
Total Liabilities	7,443,571	19,742,646

Commitments and Contingencies
Class A ordinary shares; 25,911,379 shares at redemption value	263,269,821	259,113,790

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,477,845 shares issued and outstanding	648	648
Additional paid-in capital	6,231,184	-
Accumulated deficit	(12,809,662)	(17,209,632)
Total Shareholders’ Deficit	(6,577,830)	(17,208,984)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$264,135,562	$261,647,452

The accompanying notes are an integral part of the financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 17, 2021 (Inception) through December 31, 2021
Operating expenses:
General and administrative expenses	$2,721,330	$2,543,064
Loss from operations	(2,721,330)	(2,543,064)

Other income:
Change in fair value of warrant liabilities	6,857,978	10,437,976
Reduction of deferred underwriter fees	298,484	-
Unrealized loss on investments held in Trust Account	-	(1,995)
Investment income earned on Trust Account	4,120,869	37,157
Total other income, net	11,277,331	10,473,138

Net income	$8,556,001	$7,930,074

Weighted average Class A ordinary shares outstanding, basic and diluted	25,911,379	14,299,600
Basic and diluted net income per ordinary share, Class A	$0.26	$0.39
Weighted average Class B ordinary shares outstanding, basic and diluted	6,477,845	6,141,148
Basic and diluted net income per ordinary share, Class B	$0.26	$0.39

The accompanying notes are an integral part of the financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 17, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	-	-	6,900,000	690	24,310	-	25,000

Excess of cash received over fair value of Private Placement Warrants	-	-	-	-	1,080,461	-	1,080,461

Forfeiture of Founder Shares	-	-	(422,155)	(42)	-	-	(42)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(1,104,771)	(25,139,706)	(26,244,477)

Net income	-	-	-	-	-	7,930,074	7,930,074

Balance – December 31, 2021	-	-	6,477,845	648	-	(17,209,632)	(17,208,984)

Reduction of deferred underwriter fees	-	-	-	-	6,231,184	-	6,231,184

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(4,156,031)	(4,156,031)

Net income	-	-	-	-	-	8,556,001	8,556,001

Balance – December 31, 2022	-	$-	6,477,845	$648	$6,231,184	$(12,809,662)	$(6,577,830)

The accompanying notes are an integral part of the financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from March 17, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$8,556,001	$7,930,074
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on Trust Account	(4,120,869)	(37,157)
Reduction of deferred underwriter fee payable	(298,484)	-
Unrealized gain on investments held in Trust Account	-	1,995
Change in fair value of warrant liabilities	(6,857,978)	(10,437,976)
Expenses paid by Sponsor through promissory note and advances	-	206,428
Transaction costs allocated to warrant liabilities	-	701,000
Changes in operating assets and liabilities:	-	-
Prepaid expenses	831,397	(1,328,451)
Accrued expenses	1,088,571	770,623
Net cash used in operating activities	(801,362)	(2,193,464)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(259,113,790)
Net cash used in investing activities	-	(259,113,790)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	253,931,514
Proceeds from sale of Private Placement Warrants	-	9,882,275
Repayment of advances from related party	-	(433,313)
Repayment of promissory note – Sponsor	-	(201,817)
Offering costs paid	-	(701,356)
Net cash provided by financing activities	-	262,477,303

Net Change in Cash	(801,362)	1,170,049
Cash – Beginning	1,170,049	-
Cash – Ending	$368,687	$1,170,049

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in promissory note – Sponsor	$-	$181,817
Offering costs included in due to Sponsor	$-	$271,843
Deferred underwriting commissions	$-	$9,068,983
Remeasurement of Class A ordinary shares to redemption value	$4,156,031	$-
Reduction of deferred underwriter fees	$6,529,668	$-

The accompanying notes are an integral part of the financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
DECEMBER 31, 2022

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

Going Concern, Liquidity and Management’s Plans

As of December 31, 2022, the Company had approximately $369,000 in its operating bank account and working capital deficit of approximately $993,000.

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until July 23, 2023 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. Management intends to consummate a Business Combination prior to July 23, 2023. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021. The Company had $368,687 and $1,170,049 of cash as of December 31, 2022 and 2021, respectively.

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised substantially of investments in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2022 and 2021 the Trust Account had $263,269,821 and $259,148,952 held in marketable securities, respectively. The Company has not withdrawn any amount from the Trust Account.

Warrant Liabilities

The Company evaluated the Public Warrants and the Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The dissolution expense of $100,000 is not included in the redemption value of the Class A ordinary shares subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2022 and 2021, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$259,113,790
Less:
Proceeds allocated to Public Warrants	(11,539,202)
Class A Ordinary Shares issuance costs	(14,705,275)
Add:
Remeasurement of carrying value to redemption value	26,244,477
Class A Ordinary Shares subject to possible redemption at December 31, 2021	$259,113,790
Add:
Remeasurement of carrying value to redemption value	4,156,031
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$263,269,821

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Year Ended December 31, 2022		For the Period from March 17, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$6,844,801	$1,711,200	$5,547,590	$2,382,484
Denominator:
Basic and diluted weighted average shares outstanding	25,911,379	6,477,845	14,299,600	6,141,148
Basic and diluted net income per ordinary share	$0.26	$0.26	$0.39	$0.39

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of December 31, 2022 and 2021, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The sale or transfers of the Founders Shares to independent directors and advisors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The fair value at the grant date is deemed to be deminis. As of December 31, 2022 and 2021, the Company determined that a Business Combination is not considered probable until the Business Combination is completed, and therefore, no stock-based compensation expense has been recognized.

Promissory Note — Related Party

On March 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of December 31, 2022 and 2021, there were no amounts outstanding on the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

Administrative Services and Reimbursement Agreement

Pursuant to an administrative services and reimbursement agreement, on or prior to the closing of the Business Combination, the Company will reimburse the Sponsor or its affiliates for formation and other pre-Initial Public Offering expenses incurred on the Company’s behalf not to exceed $900,000. Further, commencing on July 21, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company will (a) reimburse the Sponsor or its affiliates up to an amount of $10,000 per month for office space and secretarial, administrative and other services and (b) reimburse the Sponsor or its affiliates for any out-of-pocket expenses (or an allocable portion thereof), to the extent that any of them incurs expenses related to identifying, investigating, negotiating and completing an initial Business Combination (including any travel expenses). In addition, commencing on July 21, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company will be required to reimburse the Sponsor or its affiliates monthly for compensation expenses of employees dedicated to the Company (including the Chief Financial Officer) not to exceed $900,000 per year. Under the agreement, the Company is also required to indemnify the Sponsor and its affiliates for any claims made by the Company or a third party and resulting liabilities in respect of any investment opportunities sourced by them and any liability arising with respect to their activities in connection with the Company’s affairs. Such indemnity provides that the indemnified parties cannot access the funds held in the Trust Account. The Company recognized approximately $998,000 in connection with such services for the year ended December 31, 2022, which is included in general and administrative expenses in the accompanying statements of operations. The Company recognized approximately $646,000 in connection with such services for the period from March 17, 2021 (inception) through December 31, 2021 in general and administrative expenses in the accompanying statement of operations. The Company owes the Sponsor approximately $741,000 and $39,000 for the period ended December 31, 2022 and 2021, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the balance sheets.

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering in an amount of approximately $433,000, for which approximately $272,000 was related to offering costs. The Company repaid the amount to the Sponsor on August 31, 2021. As of December 31, 2022 and 2021, there were no amounts outstanding due to the Sponsor for offering costs.

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $298,484 of income and $6,231,184 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee in the accompanying financial statements. As of December 31, 2022 and 2021, the deferred underwriting fee payable was $2,539,315 and $9,068,983, respectively. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Contingent Fee Arrangements

The Company entered into an agreement, dated as of August 18, 2022, with a financial advisor to assist the Company in introducing and facilitating a Business Combination with one or more targets, subject to certain conditions. In the event a Business Combination is consummated with an introduced target, the Company shall pay the financial advisor an M&A fee equal to 1.50% of the aggregate value of the transaction, with a minimum fee of $4,000,000 and total fee not to exceed $9,000,000. Additionally, the Company will reimburse the financial advisor for any out-of-pocket expenses, subject to certain conditions.

The Company entered into an agreement, dated as of October 8, 2022, with a financial advisor to assist the Company in facilitating a Business Combination with a specific target, subject to certain conditions. The financial advisor will receive a transaction fee of $8,000,000 subject to, and payable upon, the Company’s successful consummation of a Business Combination with the specific target. Additionally, the Company will reimburse the financial advisor for any out-of-pocket expenses, subject to certain conditions.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of par value $0.0001 per share. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. As of December 31, 2022 and 2021, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account (1)	1	$263,269,821	$259,148,952
Liabilities:
Private Placement Warrants (2)	2	1,317,637	4,288,908
Public Warrants (2)	2	1,727,425	5,614,132

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

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

PORTAGE FINTECH ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants were as follows:

July 23,
Input	2021
Risk-free interest rate	1.03%
Expected term (years)	6
Expected volatility	21.2%
Exercise price	$11.50

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of April 26, 2021 (inception)	$-	$-	$-
Initial measurement on July 23, 2021	8,801,814	11,539,202	20,341,016
Change in fair value as of December 31, 2021	(4,512,906)	(5,925,070)	(10,437,976)
Transfer to Level 1	-	(5,614,132)	(5,614,132)
Transfer to Level 2	(4,288,908)	-	(4,288,908)
Fair value as of December 31, 2022 and 2021	$-	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $5,614,132. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $4,288,908.

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2022 through the date these financial statements were issued. Based upon the review, other than noted below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.