Form 10-Q
period 2023-06-30
PORTAGE FINTECH ACQUISITION CORP.
filed 2023-08-21
CIK 1853580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

PORTAGE FINTECH ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40639	98-1592069
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

315 Lake Street East, Suite 301 Wayzata, MN	55391
(Address Of Principal Executive Offices)	(Zip Code)

(952) 456-5300

Registrant’s telephone number, including area code

280 Park Avenue, 29F East; New York, NY 10017

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

As of August 21, 2023, 3,910,370 Class A ordinary shares, par value $0.0001 per share, and 6,477,845 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PORTAGE FINTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PORTAGE FINTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$433,767	$368,687
Prepaid expenses	104,918	497,054
Total current assets	538,685	865,741

Investments held in Trust Account	269,208,921	263,269,821
Total Assets	$269,747,606	$264,135,562

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,779,072	$1,859,194
Promissory note - related party	1,250,000	-
Total current liabilities	3,029,072	1,859,194

Warrant liabilities	609,012	3,045,062
Deferred underwriting fee payable	-	2,539,315
Total liabilities	3,638,084	7,443,571

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 25,911,379 shares at redemption value as of June 30, 2023 and December 31, 2022	269,208,921	263,269,821

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding (excluding 25,911,379 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,477,845 shares issued and outstanding as of June 30, 2023 and December 31, 2022	648	648
Additional paid-in capital	8,417,530	6,231,184
Accumulated deficit	(11,517,577)	(12,809,662)
Total Shareholders’ Deficit	(3,099,399)	(6,577,830)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$269,747,606	$264,135,562

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$906,500	$610,016	$1,496,934	$1,339,128
Loss from operations	(906,500)	(610,016)	(1,496,934)	(1,339,128)

Other income:
Change in fair value of warrant liabilities	1,370,278	4,110,834	2,436,050	6,857,978
Reduction of deferred underwriter fees	352,969	-	352,969	-
Investment income earned on Trust Account	3,191,741	423,124	5,939,100	515,789
Other income	4,914,988	4,533,958	8,728,119	7,373,767

Net income	$4,008,488	$3,923,942	$7,231,185	$6,034,639

Weighted average Class A ordinary shares outstanding, basic and diluted	25,911,379	25,911,379	25,911,379	25,911,379
Basic and diluted net income per ordinary share, Class A	$0.12	$0.12	$0.22	$0.19

Weighted average Class B ordinary shares outstanding, basic and diluted	6,477,845	6,477,845	6,477,845	6,477,845
Basic and diluted net income per ordinary share, Class B	$0.12	$0.12	$0.22	$0.19

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	-	$-	6,477,845	$648	$6,231,184	$(12,809,662)	$(6,577,830)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(2,747,359)	(2,747,359)

Net income	-	-	-	-	-	3,222,697	3,222,697

Balance – March 31, 2023	-	-	6,477,845	648	6,231,184	(12,334,324)	(6,102,492)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,191,741)	(3,191,741)

Reduction of deferred underwriter fees	-	-	-	-	2,186,346	-	2,186,346

Net income	-	-	-	-	-	4,008,488	4,008,488

Balance – June 30, 2023	-	$-	6,477,845	$648	$8,417,530	$(11,517,577)	$(3,099,399)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	6,477,845	$648	$-	$(17,209,632)	$(17,208,984)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(27,827)	(27,827)

Net income	-	-	-	-	-	2,110,697	2,110,697

Balance – March 31, 2022	-	-	6,477,845	648	-	(15,126,762)	(15,126,114)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(523,124)	(523,124)

Net income	-	-	-	-	-	3,923,942	3,923,942

Balance – June 30, 2022	-	$-	6,477,845	$648	$-	$(11,725,944)	$(11,725,296)

The accompanying notes are an integral part of these financial statements.

PORTAGE FINTECH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$7,231,185	$6,034,639
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on Trust Account	(5,939,100)	(515,789)
Change in fair value of warrant liabilities	(2,436,050)	(6,857,978)
Reduction of deferred underwriter fees	(352,969)	-
Changes in operating assets and liabilities:
Prepaid expenses	392,136	389,761
Accounts payable and accrued expenses	(80,122)	448,250
Net cash used in operating activities	(1,184,920)	(501,117)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,250,000	-
Net cash provided by financing activities	1,250,000	-

Net Change in Cash	65,080	(501,117)
Cash – Beginning	368,687	1,170,049
Cash – Ending	$433,767	$668,932

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to redemption	$5,939,100	$550,951
Reduction of deferred underwriting fee payable	$2,539,315	$-

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

The Company’s initial sponsor was PFTA I LP, an Ontario limited partnership (the “Initial Sponsor”). On July 21, 2023, the Initial Sponsor sold a portion of its Class B ordinary shares and Private Placement Warrants (defined below) to Perception Capital Partners IIIA LLC, a Delaware limited liability company (the “Managing Sponsor”), pursuant to a Securities Purchase Agreement dated July 12, 2023 (the “Purchase Agreement”). See Note 10 for additional details.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,333,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Initial Sponsor, generating gross proceeds of $9,500,000 (see Note 4 and Note 8).

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

Pursuant to an amended and restated letter agreement dated July 21, 2023 (the “Letter Agreement”), the Company’s sponsors and current and former officers, directors and certain advisors have agreed (a) to vote their Founder Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination or a vote to amend the provisions of the Articles relating to shareholders’ rights of pre-Business Combination activity and (c) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the above-listed parties to the Letter Agreement will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

On July 21, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the Company’s shareholders approved two proposals to amend the Company’s amended and restated memorandum and articles of association (the “Articles”). The first such proposal (the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”) sought to amend the Articles to extend the date by which the Company must (1) consummate a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete a Business Combination, and (3) redeem all of the Company’s Class A ordinary shares sold in the Company’s IPO, from 24 months from the closing of the IPO to 36 months from the closing of the IPO or such earlier date as is determined by our board of directors (the “Board”) to be in the best interests of the Company. The second such proposal (the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”) sought to eliminate from the Articles the limitation that the Company shall not redeem Class A ordinary shares sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

In connection with the vote to approve the Extension Amendment Proposal, effective as of July 21, 2023, holders of 22,001,009 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $229.1 million. As a result, approximately $40.7 million remained in the Company’s trust account as of July 21, 2023 and 3,910,370 Class A ordinary shares remained outstanding.

If the Company is unable to complete a Business Combination by July 23, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to the requirements of applicable law, including any obligations to provide for claims of creditors. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

Pursuant to the Letter Agreement, the Managing Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Managing Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Managing Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Managing Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Managing Sponsor would be able to satisfy those obligations. Neither the Initial Sponsor nor any of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Managing Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern, Liquidity and Management’s Plans

As of June 30, 2023, the Company had $433,767 in its operating bank account and working capital deficit of $2,490,387.

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

The Company may need to raise additional capital through loans or additional investments from its sponsors, shareholders, officers, directors, or third parties. The Company’s officers, directors and sponsors may, but are not obligated to (other than as described above), loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until July 23, 2024 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited financial statements were issued. Management intends to consummate a Business Combination prior to July 23, 2024. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. The Company had $433,767 and $368,687 of cash as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised substantially of investments in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2023 and December 31, 2022, the Trust Account had $269,208,921 and $263,269,821 held in marketable securities, respectively. As of June 30, 2023 the Company had not withdrawn any amount from the Trust Account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The dissolution expense of $100,000 is not included in the redemption value of the Class A ordinary shares subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$259,113,790
Less:
Proceeds allocated to Public Warrants	(11,539,202)
Class A ordinary shares issuance costs	(14,705,275)
Add:
Remeasurement of carrying value to redemption value	30,400,508
Class A ordinary shares subject to possible redemption at December 31, 2022	263,269,821
Add:
Remeasurement of carrying value to redemption value	5,939,100
Class A ordinary shares subject to possible redemption at June 30, 2023	$269,208,921

See Note 10 for information regarding redemptions of Class A ordinary shares that occurred subsequent to June 30, 2023.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,206,790	$801,698	$3,139,154	$784,788	$5,784,948	$1,446,237	$4,827,711	$1,206,928
Denominator:
Basic and diluted weighted average shares outstanding	$25,911,379	$6,477,845	$25,911,379	$6,477,845	$25,911,379	$6,477,845	$25,911,379	$6,477,845

Basic and diluted net income per ordinary share	$0.12	$0.12	$0.12	$0.12	$0.22	$0.22	$0.19	$0.19

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Initial Sponsor purchased an aggregate of 6,333,334 Private Placement Warrants at a price of $1.50 per warrant (for consideration of $9,500,000 in the aggregate). On August 5, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 254,850 Private Placement Warrants at $1.50 per Private Placement Warrant, generating additional gross proceeds of $382,275.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Initial Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Initial Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Initial Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of June 30, 2023 and December 31, 2022, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

Pursuant to the Letter Agreement, the Company’s sponsors and current and former officers, directors and certain advisors have agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) following the completion of an initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

The sale or transfers of the Founders Shares to independent directors and advisors, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The fair value at the grant date is deemed to be de minimis. As of June 30, 2023 and December 31, 2022, the Company determined that a Business Combination was not considered probable because no Business Combination has been completed, and therefore, no stock-based compensation expense has been recognized.

Promissory Note — Related Party

On March 22, 2021, the Initial Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding on the Note.

On April 5, 2023, the Company issued a promissory note (the “Promissory Note”) to the Initial Sponsor, pursuant to which the Company was entitled to borrow up to $1,250,000 from the Initial Sponsor to fund the Company’s working capital expenses prior to completion of any potential initial Business Combination. Also on April 5, 2023, the Company made a draw on the Promissory Note of $1,250,000. The Promissory Note was non-interest bearing and payable on the earlier of July 23, 2023 and the date on which the Company consummates a Business Combination. As of June 30, 2023, there were $1,250,000 outstanding under this Promissory Note. On July 21, 2023, the Initial Sponsor cancelled and forgave the Promissory Note in connection with the closing under the Purchase Agreement (see Note 10).

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsors, one or more affiliate of the Company’s sponsors, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Administrative Services and Reimbursement Agreement

Pursuant to an administrative services and reimbursement agreement, on or prior to the closing of the Business Combination, the Company was obligated to reimburse the Initial Sponsor or its affiliates for formation and other pre-Initial Public Offering expenses incurred on the Company’s behalf not to exceed $900,000. Further, commencing on July 21, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company was required to (a) reimburse the Initial Sponsor or its affiliates up to an amount of $10,000 per month for office space and secretarial, administrative and other services and (b) reimburse the Initial Sponsor or its affiliates for any out-of-pocket expenses (or an allocable portion thereof), to the extent that any of them incurs expenses related to identifying, investigating, negotiating and completing an initial Business Combination (including any travel expenses). In addition, commencing on July 21, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company was required to reimburse the Initial Sponsor or its affiliates monthly for compensation expenses of employees dedicated to the Company (including the Chief Financial Officer) not to exceed $900,000 per year. Under the agreement, the Company was also required to Indemnify the Initial Sponsor and its affiliates for any claims made by the Company or a third party and resulting liabilities in respect of any investment opportunities sourced by them and any liability arising with respect to their activities in connection with the Company’s affairs. Such indemnity provides that the indemnified parties cannot access the funds held in the Trust Account.

The Company recognized approximately $229,000 and $242,000 in connection with such services for the three months ended June 30, 2023 and 2022, respectively and $457,000 and $493,000 for the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying condensed statements of operations. The Company owed the Initial Sponsor approximately $278,000 and $741,000 for the periods ended June 30, 2023 and December 31, 2022, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the condensed balance sheets. Subsequent to the end of the period, the administrative services agreement was terminated in connection with the closing under the Purchase Agreement (see Note 10).

The Initial Sponsor had paid expenses on behalf of the Company prior to the Company’s Initial Public Offering in an amount of approximately $433,000, for which approximately $272,000 was related to offering costs. The Company repaid the amount to the Initial Sponsor on August 31, 2021. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding due to any sponsor for offering costs.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement originally entered into on July 21, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $298,484 of income and $6,231,184 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable was $0 and $2,539,315, respectively.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 25,911,379 shares then subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Initial Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. As of June 30, 2023 and December 31, 2022, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Initial Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the sponsors or their affiliates, without taking into account any Founder Shares held by a sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account(1)	1	$269,208,921	$263,269,821
Liabilities:
Private Placement Warrants(2)	2	263,527	1,317,637
Public Warrants(2)	1	345,485	1,727,425

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Subsequent Measurement

The Private Placement Warrants and the Public Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Monte Carlo simulation model was used for estimating the fair value of Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 2 due to the use of an observable market quote in an active market for a similar asset in an active market. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2023 through the date these financial statements were issued. Based upon the review, other than noted below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On July 5, 2023, Kirkland & Ellis LLP agreed to waive outstanding legal fees totaling $1,483,584, which are included in accrued expenses on the Company’s unaudited condensed balance sheet as of June 30, 2023, in exchange for cash payment from the Company in the amount of $150,000.

Effective as of July 21, 2023, each of Adam Felesky, Ajay Chowdhery, Paul Desmarais III, Steven Jay Freiberg, Stuart Charles Harvey, Jr., G. Thompson Hutton, Seraina Macia and Jason Michael Pate resigned from the Company’s board of directors in accordance with the terms of the Purchase Agreement. Each of Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis were appointed to fill the vacancies left by the departing directors. Also on July 21, 2023, Rick Gaenzle replaced Adam Felesky as Chief Executive Officer, Corey Campbell replaced Ajay Chowdhery as Chief Financial Officer, and Tao Tan and Jim Sheridan joined the Company as Co-Presidents. On August 11, 2023, John Stanfield was appointed Chief Financial Officers of the Company and Corey Campbell ceased to serve in that position effective as of Mr. Stanfield’s appointment.

The administrative services agreement was terminated effective as of July 21, 2023 in connection with the closing under the Purchase Agreement.

On July 21, 2023, the Initial Sponsor forgave the outstanding balance on the Promissory Note of $1,250,000 in connection with the closing under the Purchase Agreement.

On July 14, 2023, July 17, 2023, July 18, 2023 and July 19, 2023, the Company and the Initial Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,166,667 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), of the Company sold in its initial public offering (the “IPO”) at the extraordinary general meeting called by the Company to, among other things, approve an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial Business Combination from 24 months from the completion of the Company’s IPO to 36 months from the completion of the Company’s IPO or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the Non-Redemption Agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Managing Sponsor (or its designees or transferees) has agreed to surrender and forfeit to the Company for no consideration an aggregate of approximately 0.6 million shares of the Company’s Class B ordinary shares, par value $0.0001 per share, held by the Managing Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of Class A ordinary shares equal to those underlying the Forfeited Shares.

On July 21, 2023, the Company held the Meeting, at which the Company’s shareholders approved two proposals to amend the Company’s Articles. The Extension Amendment Proposal approved the amendment of the Articles to extend the date by which the Company must (1) consummate a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Company's Class A ordinary shares sold in the Company’s IPO, from 24 months from the closing of the IPO to 36 months from the closing of the IPO or such earlier date as is determined by the Board to be in the best interests of the Company. The Redemption Limitation Amendment Proposal approved the elimination from the Articles the limitation that the Company shall not redeem Class A ordinary shares sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

In connection with the vote to approve the Extension Amendment Proposal, effective as of July 21, 2023, holders of 22,001,009 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $229.1 million. As a result, approximately $40.7 million remained in the Company’s trust account as of July 21, 2023 and 3,910,370 Class A ordinary shares remained outstanding.

On August 1, 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with an investor (the “Investor”) and the Managing Sponsor pursuant to which the parties agreed to the following:

●	The Investor shall make a cash contribution to Managing Sponsor in an aggregate amount of $1,300,000 (the “Investor Capital Contribution”) as follows: (i) an initial tranche of $650,000, paid within five business days of the date of the Subscription Agreement, (ii) a second tranche of up to $325,000, to be paid following the Company’s announcement of executing an agreement for the Company’s initial Business Combination, and (iii) a third tranche of up to $325,000, to be paid after the Company files an initial registration statement with the Securities and Exchange Commission in relation to the Company’s initial Business Combination. At the request of the Managing Sponsor, the Investor may agree, in its sole discretion, to fund up to an additional $200,000 at any time.

●	The Investor Capital Contribution will in turn be loaned by the Managing Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial Business Combination (the “De-SPAC Closing”). The Managing Sponsor will pay to the Investor all repayments of the SPAC Loan the Managing Sponsor has received within five business days of the date of receipt. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common stock of the Company (“Class A common stock”) at a rate of one share of Class A common stock for each $10 of the Investor Capital Contribution.

●	In consideration of the Investor Capital Contribution, at the De-SPAC Closing the Company will issue to the Investor 0.9 shares of Class A Common Stock for each dollar of the Investor Capital Contribution funded by the Investor, which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the De-SPAC Closing or, if no such registration statement is filed in connection with the De-SPAC Closing, pursuant to the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing.

●	If the Company liquidates without consummating a De-SPAC, any amounts remaining in the Managing Sponsor or the Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation.

●	On the De-SPAC Closing, the Managing Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 17, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ordinary shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Extension of Initial Business Combination Deadline

Our initial memorandum and articles of association provided that we had until July 23, 2023 to consummate an initial Business Combination. On July 21, 2023, we held an extraordinary general meeting of shareholders (the “EGM”). In this meeting the shareholders approved amendments to our amended and restated memorandum and articles of association to extend the date by which we must complete an initial Business Combination to July 23, 2024 (the “Extension” and such date, the “Extended Date”). In connection with the EGM, shareholders holding an aggregate of 22,001,009 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.41 per share of the funds held in the Company’s trust account (the “Trust Account”), leaving approximately $40.7 million in the Trust Account and 3,910,370 Class A ordinary shares outstanding after such redemption.

Change in Primary Sponsor, Board, and Management; Securities Purchase Agreement

The Company’s initial sponsor was PFTA I LP, an Ontario limited partnership (the “Initial Sponsor”). On July 21, 2023, the Initial Sponsor sold a portion of its Class B ordinary shares and Private Placement Warrants (defined below) to Perception Capital Partners IIIA LLC, a Delaware limited liability company (the “Managing Sponsor”), pursuant to a Securities Purchase Agreement dated July 12, 2023 (the “Purchase Agreement”).

Effective as of July 21, 2023, each of Adam Felesky, Ajay Chowdhery, Paul Desmarais III, Steven Jay Freiberg, Stuart Charles Harvey, Jr., G. Thompson Hutton, Seraina Macia and Jason Michael Pate resigned from the Company’s board of directors in accordance with the terms of the Purchase Agreement. Each of Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis were appointed to fill the vacancies left by the departing directors. Also on July 21, 2023, Rick Gaenzle replaced Adam Felesky as Chief Executive Officer, Corey Campbell replaced Ajay Chowdhery as Chief Financial Officer, and Tao Tan and Jim Sheridan joined the Company as Co-Presidents. On August 11, 2023, John Stanfield was appointed Chief Financial Officers of the Company and Corey Campbell ceased to serve in that position effective as of Mr. Stanfield's appointment.

Non-Redemption Agreements

On July 14, 2023, July 17, 2023, July 18, 2023 and July 19, 2023, the Company and the Initial Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,166,667 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), of the Company sold in its initial public offering (the “IPO”) at the extraordinary general meeting called by the Company to, among other things, approved the Extension. In consideration of the Non-Redemption Agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Managing Sponsor (or its designees or transferees) has agreed to surrender and forfeit to the Company for no consideration an aggregate of approximately 0.6 million shares of the Company’s Class B ordinary shares, par value $0.0001 per share, held by the Managing Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of Class A ordinary shares equal to those underlying the Forfeited Shares.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for our IPO, described below, and our search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had net income of $4,008,488, which consisted of $3,191,741 of investment income earned on the Trust Account, $1,370,278 of other income due to change in the fair value of the warrant liabilities and $352,969 of reduction of deferred underwriter fees, offset by $906,500 of general and administrative expenses.

For the six months ended June 30, 2023, we had net income of $7,231,185, which consisted of $5,939,100 of investment income earned on the Trust Account, $2,436,050 of other income due to change in the fair value of the warrant liabilities and $352,969 of reduction of deferred underwriter fees, offset by $1,496,934 of general and administrative expenses.

For the three months ended June 30, 2022, we had net income of $3,923,942, which consisted of $423,124 of investment income earned on the Trust Account, $4,110,834 of other income due to change in the fair value of the warrant liabilities, offset by $610,016 of general and administrative expenses.

For the six months ended June 30, 2022, we had net income of $6,034,639, which consisted of $515,789 of investment income earned on the Trust Account, and $6,857,978 of other income due to change in the fair value of the warrant liabilities, offset by $1,339,128 of general and administrative expenses.

Liquidity and Capital Resources

On July 23, 2021, we consummated the IPO with the sale and issuance of 24,000,000 Units, generating gross proceeds of $240,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 6,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $9,500,000. On August 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option. As such, on August 5, 2021, the Company consummated the sale of an additional 1,911,379 Units, at $10.00 per Unit, and the sale of an additional 254,850 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $19,496,065.

Following the IPO, the sale of the Private Placement Warrants, and the exercise of the over-allotment option by the underwriters, a total of $259,113,790 ($10.00 per Unit) was placed in the Trust Account. We incurred $15,406,275 in IPO related costs, including $5,182,276 of underwriting fees, $9,068,983 of deferred underwriting fees and $1,155,016 of other costs.

For the six months ended June 30, 2023, cash used in operating activities was $1,184,920. Net income of $7,231,185 was affected by investment income earned on the Trust Account of $5,939,100, changes in the fair value of warrants liabilities of $2,436,050 and reduction of deferred underwriter fees of $352,969. Changes in operating assets and liabilities used $312,014 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $501,117. Net income of $6,034,639 was affected by investment income earned on the Trust Account of $515,789, and changes in the fair value of warrants liabilities of $6,857,978. Changes in operating assets and liabilities provided $838,011 of cash for operating activities.

As of June 30, 2023, we had investments held in the Trust Account of $269,208,921. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. In connection with the vote to approve the Extension Amendment Proposal, holders Class A ordinary shares exercised their right to redeem their shares an aggregate redemption amount of approximately $229.1 million in cash. As a result, approximately $40.7 million remained in the Trust Account after the completion of those redemptions on July 21, 2023.

As of June 30, 2023, we had cash of $433,767. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsors, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans (“Working Capital Loans”) may be convertible into warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. There are no Working Capital Loans outstanding. On April 5, 2023, the Company issued a promissory note (the “Promissory Note”) to the Initial Sponsor, pursuant to which the Company may borrow up to $1,250,000 from the Initial Sponsor to fund the Company’s working capital expenses prior to completion of any potential initial Business Combination. Also on April 5, 2023, the Company made a draw on the Promissory Note of $1,250,000. The Promissory Note was non-interest bearing and payable on the earlier of July 23, 2023 and the date on which the Company consummates a Business Combination. On July 21, 2023, the Initial Sponsor cancelled and forgave the outstanding balance on the Promissory Note of $1,250,000 in connection with the closing under the Purchase Agreement.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until July 23, 2024 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited financial statements were issued. Management intends to consummate a Business Combination prior to July 23, 2024. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

Pursuant to an administrative services agreement, we had agreed to pay the Initial Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we would have ceased paying those monthly fees. In addition, until completion of our Business Combination or liquidation, we were required to reimburse the Initial Sponsor or its affiliates monthly for compensation expenses of employees dedicated to us (including the Chief Financial Officer) not to exceed $900,000 per year. We recognized approximately $30,000 and $60,000 for administrative support services and approximately $199,000 and $397,000 for reimbursement of compensation expenses for the three and six months ended June 30, 2023. We recognized approximately $30,000 and $60,000 for administrative support services and approximately $212,000 and $433,000 for reimbursement of compensation expenses for the three and six months ended June 30, 2022. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement on July 21, 2023.

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

The underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the IPO, or $9,068,983. On August 15, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result of Goldman Sachs waiving all of its $6,529,668 of deferred underwriting fees, the deferred underwriting fee payable was $2,539,315. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of June 30, 2023, the deferred underwriting fee payable is $0.

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

Critical Accounting Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Net income per ordinary share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class A ordinary shares’ feature to redeem at fair value means that there is effectively only one class of shares. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO and the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023, because of a material weakness in our internal control over financial reporting relating to the Company’s classification of a portion of its Class A ordinary shares in permanent equity rather than temporary equity, and the recording of activity impacting our warrant liabilities and the recording of offering costs, as further described herein.

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

Other than the steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

On March 22, 2021, the Initial Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001. On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited.

On July 23, 2021, the Company consummated its IPO of 24,000,000 Units, at $10.00 per Unit, generating gross proceeds of $240.0 million. The Company granted the underwriter a 45-day option to purchase up to an additional 3,600,000 Units at the IPO price to cover over-allotments. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units generating gross proceeds of approximately $19.1 million. The underwriters forfeited the balance of the option. The securities sold in the IPO were registered under the Securities Act on registration statements on Form S-1 (No. 333-257185 and 333-258062). The primary registration statement was declared effective on July 20, 2021.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 6,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Initial Sponsor, generating proceeds of $9.5 million. On August 5, 2021, simultaneously with the issuance and sale of the Over-Allotment Units, the Company consummated the sale of an additional 254,850 Private Placement Warrants at $1.50 per Private Placement Warrant, generating additional gross proceeds of approximately $382,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are substantially similar to the Public Warrants, except that if held by the Initial Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per Class A ordinary share threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial Business Combination. If the Private Placement Warrants are held by holders other than the Initial Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants.

Of the gross proceeds received from the IPO, including the partial exercise of the Over-Allotment option, and the sale of the Private Placement Warrants, $259,113,790 was placed in the Trust Account.

We paid a total of $5,182,275 in underwriting discounts and commissions related to the IPO (including in connection the exercise of the over-allotment option). In addition, the underwriters agreed to defer $9,068,983 in underwriting discounts and commissions (including those attributable to the Units sold in connection the exercise of the over-allotment option).

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association, dated July 20, 2021, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
3.2	Amendments to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 26, 2023)
10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 20, 2023)
10.2	Amended and Restated Letter Agreement, dated July 21, 2023, by and among the Company, PFTA I, LP et al. and Perception Capital Partners IIIA LLC et al.
10.3	Subscription Agreement dated August 1, 2023, by and among Polar Multi-Strategy Master Fund, the Company, and Perception Capital Partners IIA, LLC (incorporated by reference to exhibit 10.1 to Form 8-K filed August 7, 2023)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 21, 2023	PORTAGE FINTECH ACQUISITION CORPORATION

	By:	/s/ Rick Gaenzle
	Name:	Rick Gaenzle
	Title:	Chief Executive Officer (On Behalf of the Registrant)

Dated: August 21, 2023	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)