Form 10-Q
period 2023-09-30
Perception Capital Corp. III
filed 2023-11-20
CIK 1853580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

PERCEPTION CAPITAL CORP. III

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40639	98-1592069
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

3109 W 50th St, #207 Minneapolis, MN	55410
(Address Of Principal Executive Offices)	(Zip Code)

(952) 456-5300

Registrant’s telephone number, including area code

PORTAGE FINTECH ACQUISITION CORPORATION

315 Lake Street East, Suite 301, Wayzata, MN 55391

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

As of November 15, 2023, 3,910,370 Class A ordinary shares, par value $0.0001 per share, and 6,477,845 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PERCEPTION CAPITAL CORP. III

(F/K/A PORTAGE FINTECH ACQUISITION CORPROATION)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$61,403	$368,687
Prepaid expenses	449,627	497,054
Total current assets	511,030	865,741

Investments held in Trust Account	41,243,930	263,269,821
Total Assets	$41,754,960	$264,135,562

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$304,110	$1,859,194
Total current liabilities	304,110	1,859,194

Subscription agreement liability	525,000	-
Warrant liabilities	1,370,278	3,045,062
Deferred underwriting fee payable	-	2,539,315
Total liabilities	2,199,388	7,443,571

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 3,910,370 and 25,911,379 shares at redemption value as of September 30, 2023 and December 31, 2022, respectively	41,243,930	263,269,821

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding (excluding 3,910,370 and 25,911,379 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,477,845 shares issued and outstanding as of September 30, 2023 and December 31, 2022	648	648
Additional paid-in capital	9,904,622	6,231,184
Accumulated deficit	(11,593,628)	(12,809,662)
Total Shareholders’ Deficit	(1,688,358)	(6,577,830)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$41,754,960	$264,135,562

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
General and administrative expenses	$648,369	$771,675	$2,145,303	$2,110,803
Loss from operations	(648,369)	(771,675)	(2,145,303)	(2,110,803)

Other income:
Change in fair value of warrant liabilities	(761,266)	304,506	1,674,784	7,162,484
Forgiveness of debt	1,333,584	-	1,333,584	-
Reduction of deferred underwriter fees	-	298,484	352,969	298,484
Investment income earned on Trust Account	1,154,446	1,482,224	7,093,546	1,998,013
Other income	1,726,764	2,085,214	10,454,883	9,458,981

Net income	$1,078,395	$1,313,539	$8,309,580	$7,348,178

Weighted average Class A ordinary shares outstanding, basic and diluted	9,229,295	25,911,379	20,350,684	25,911,379
Basic and diluted net income per ordinary share, Class A	$0.07	$0.04	$0.31	$0.23

Weighted average Class B ordinary shares outstanding, basic and diluted	6,477,845	6,477,845	6,477,845	6,477,845
Basic and diluted net income per ordinary share, Class B	$0.07	$0.04	$0.31	$0.23

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	-	$-	6,477,845	$648	$6,231,184	$(12,809,662)	$(6,577,830)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(2,747,359)	(2,747,359)

Net income	-	-	-	-	-	3,222,697	3,222,697

Balance – March 31, 2023	-	-	6,477,845	648	6,231,184	(12,334,324)	(6,102,492)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,191,741)	(3,191,741)

Reduction of deferred underwriter fees	-	-	-	-	2,186,346	-	2,186,346

Net income	-	-	-	-	-	4,008,488	4,008,488

Balance – June 30, 2023	-	-	6,477,845	648	8,417,530	(11,517,577)	(3,099,399)

Debt forgiven by initial sponsor PFTA I LP	-	-	-	-	1,487,092	-	1,487,092

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,154,446)	(1,154,446)

Net income	-	-	-	-	-	1,077,195	1,077,195

Balance – September 30, 2023	-	$-	6,477,845	$648	$9,904,622	$(11,593,628)	$(1,688,358)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	6,477,845	$648	$-	$(17,209,632)	$(17,208,984)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(27,827)	(27,827)

Net income	-	-	-	-	-	2,110,697	2,110,697

Balance – March 31, 2022	-	-	6,477,845	648	-	(15,126,762)	(15,126,114)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(523,124)	(523,124)

Net income	-	-	-	-	-	3,923,942	3,923,942

Balance – June 30, 2022	-	-	6,477,845	648	-	(11,725,944)	(11,725,296)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,482,224)	(1,482,224)

Reduction of deferred underwriter	-	-	-	-	6,231,184	-	6,231,184

Net income	-	-	-	-	-	1,313,539	1,313,539

Balance – September 30, 2022	-	$-	6,477,845	$648	$6,231,184	$(11,894,629)	$(5,662,797)

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$8,309,580	$7,348,178
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on Trust Account	(7,093,546)	(1,998,013)
Change in fair value of warrant liabilities	(1,674,784)	(7,162,484)
Reduction of deferred underwriter fees	(352,969)	(298,484)
Forgiveness of debt	(1,333,584)	-
Changes in operating assets and liabilities:
Prepaid expenses	47,427	602,953
Accounts payable and accrued expenses	15,592	725,384
Net cash used in operating activities	(2,082,284)	(782,466)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	229,119,437	-
Net cash provided by investing activities	229,119,437	-

Cash Flows from Financing Activities:
Proceeds from subscription agreement liability	525,000	-
Proceeds from promissory note - related party	1,250,000	-
Redemption of common stock	(229,119,437)	-
Net cash used in financing activities	(227,344,437)	-

Net Change in Cash	(307,284)	(782,466)
Cash – Beginning	368,687	1,170,049
Cash – Ending	$61,403	$387,583

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares subject to redemption	$7,093,546	$2,033,175
Reduction of deferred underwriting fee payable	$2,539,315	$6,529,668
Forgiveness of debt from initial sponsor PFTA I LP	$1,487,092	$-

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Perception Capital Corp. III (the “Company”) is a blank check company incorporated in the Cayman Islands on March 17, 2021. Effective October 11, 2023, the Company changed its name from “Portage Fintech Acquisition Corporation.” The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

Going Concern, Liquidity and Management’s Plans

As of September 30, 2023, the Company had $61,403 in its operating bank account and working capital of $206,920.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict in the Middle East and between Russia and Ukraine, and resulting market volatilities could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. The Company had $61,403 and $368,687 of cash as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust is comprised substantially of investments in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2023 and December 31, 2022, the Trust Account had $41,243,930 and $263,269,821 held in marketable securities, respectively. As of September 30, 2023 the Company had withdrawn a total of $229,119,437 from the Trust Account solely to satisfy payment obligations in connection with the redemptions of Class A ordinary shares as discussed further in Note 1.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The dissolution expense of $100,000 is not included in the redemption value of the Class A ordinary shares subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$259,113,790
Less:
Proceeds allocated to Public Warrants	(11,539,202)
Class A ordinary shares issuance costs	(14,705,275)
Add:
Remeasurement of carrying value to redemption value	30,400,508
Class A ordinary shares subject to possible redemption at December 31, 2022	263,269,821
Less:
Redemptions	(229,119,437)
Add:
Remeasurement of carrying value to redemption value	7,093,546
Class A ordinary shares subject to possible redemption at September 30, 2023	$41,243,930

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$633,650	$444,745	$1,050,831	$262,708	$6,303,202	$2,006,378	$5,878,542	$1,469,636
Denominator:
Basic and diluted weighted average shares outstanding	$9,229,295	$6,477,845	$25,911,379	$6,477,845	$20,350,684	$6,477,845	$25,911,379	$6,477,845

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.04	$0.04	$0.31	$0.31	$0.23	$0.23

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

Forgiveness of Debt

On July 5, 2023, Kirkland & Ellis LLP agreed to waive outstanding legal fees totaling $1,483,584, in exchange for cash payment in the amount of $150,000 which will be repaid by the Initial Sponsor. Accordingly, $1,333,584 has been recorded as forgiveness of debt on the unaudited condensed statement of operations and $150,000 is included in the contribution for debt forgiven by Initial Sponsor on the unaudited condensed statement of changes in shareholders’ deficit.

On April 5, 2023, the Company issued a promissory note (the “Promissory Note”) to the Initial Sponsor, pursuant to which the Company may borrow up to $1,250,000 from the Initial Sponsor to fund the Company’s working capital expenses prior to completion of any potential initial Business Combination. Also on April 5, 2023, the Company made a draw on the Promissory Note of $1,250,000. The Promissory Note was non-interest bearing and payable on the earlier of July 23, 2023 and the date on which the Company consummates a Business Combination. On July 21, 2023, the Initial Sponsor cancelled and forgave the outstanding balance on the Promissory Note of $1,250,000 in connection with the closing under the Purchase Agreement. The total recorded as contribution in debt forgiven by Initial Sponsor on the unaudited condensed statement of shareholders’ deficit is $1,487,092.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Initial Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Initial Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Initial Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of September 30, 2023 and December 31, 2022, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

The sale or transfers of the Founders Shares to independent directors and advisors on April 30, 2021, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The fair value at the grant date is deemed to be de minimis. As of September 30, 2023 and December 31, 2022, the Company determined that a Business Combination was not considered probable because no Business Combination has been completed, and therefore, no stock-based compensation expense has been recognized.

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

On July 21, 2023, the Initial Sponsor sold 4,215,230 Class B ordinary shares (“Transferred Shares”) and 4,392,123 Private Placement Warrants (“Transferred Warrants” and collectively with the Transferred Shares, the “Transferred Securities”) to the Managing Sponsor, pursuant to the Purchase Agreement dated July 12, 2023 for an aggregate purchase price of $1.00. Pursuant to the Purchase Agreement, up to 650,000 Transferred Shares (the “Extension Shares”) may be assigned to or transferred by the Initial Sponsor to certain investors who have entered into non-redemption agreements and up to 1,457,615 Transferred Share (the “Financing Shares”) may be assigned or transferred in Managing Sponsors’ sole discretion in connection with obtaining additional bona fide financing for the Company prior to the Business Combination.

Share Based Compensation

Effective as of August 11, 2023, the Company entered into a twelve-month consultant agreement with John Stanfield, pursuant to which he has agreed to serve as Chief Financial Officer of the Company in exchange for the ability to acquire 5 Class B Units of the Managing Sponsor, which will correspond to one half of one percent (0.5%) of our Class B ordinary shares held by the Managing Sponsor. The Company determined the value of the services performed will be recognized over the engagement period. As of September 30, 2023, the share-based compensation expense for this consultant agreement is considered de minimis.

Cancelled Promissory Note — Related Party

On March 22, 2021, the Initial Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding on the Note.

On April 5, 2023, the Company issued a promissory note (the “Promissory Note”) to the Initial Sponsor, pursuant to which the Company was entitled to borrow up to $1,250,000 from the Initial Sponsor to fund the Company’s working capital expenses prior to completion of any potential initial Business Combination. Also on April 5, 2023, the Company made a draw on the Promissory Note of $1,250,000. The Promissory Note was non-interest bearing and payable on the earlier of July 23, 2023 and the date on which the Company consummates a Business Combination. On July 21, 2023, the Initial Sponsor cancelled and forgave the Promissory Note in connection with the closing under the Purchase Agreement. As of September 30, 2023, there were no amounts outstanding under this Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsors, one or more affiliate of the Company’s sponsors, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

The Company recognized approximately $57,000 and $259,000 in connection with such services for the three months ended September 30, 2023 and 2022, respectively and $514,000 and $752,000 for the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying condensed statements of operations. The Company owed the Initial Sponsor approximately $0 and $741,000 for the periods ended September 30, 2023 and December 31, 2022, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the condensed balance sheets. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement.

The Initial Sponsor had paid expenses on behalf of the Company prior to the Company’s Initial Public Offering in an amount of approximately $433,000, for which approximately $272,000 was related to offering costs. The Company repaid the amount to the Initial Sponsor on August 31, 2021. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding due to any sponsor for offering costs.

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

On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $298,484 of income and $6,231,184 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee payable was $0 and $2,539,315, respectively.

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

The Non-Redemption Agreements are accounted for under ASC 815 which concludes that the fair value of the shares transferred will be recorded within equity upon the date the shares are granted to the holder, which is the date a business combination is consummated.

Subscription Agreement

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

The Subscription Agreement is accounted for under ASC 470 which concludes that all proceeds received from issuance will be recorded as a liability, at par value, on the balance sheets. As of September 30, 2023, the Subscription Agreement liability is $525,000 and included on the unaudited condensed balance sheet.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 3,910,370 and 25,911,379 shares then subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Initial Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. As of September 30, 2023 and December 31, 2022, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account(1)	1	$41,243,930	$263,269,821
Liabilities:
Private Placement Warrants(2)	2	592,937	1,317,637
Public Warrants(2)	2	777,341	1,727,425

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

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

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of September 30, 2023 through the date these financial statements were issued. Based upon the review, other than noted below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On October 11, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”) at which shareholders approved changing the name of the Company from “Portage Fintech Acquisition Corporation” to “Perception Capital Corp. III” (the “Name Change”) and the amendment and restatement of the Company’s amended and restated memorandum and articles of association to reflect the Name Change (the “Articles Amendment”). The Name Change and the Articles Amendment did not alter the voting powers or relative rights of the Company’s ordinary shares. The Articles Amendment was filed with the Cayman Islands Registrar of Companies on October 11, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Perception Capital Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for our IPO, described below, and our search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had net income of $1,078,395, which consisted of $1,154,446 of investment income earned on the Trust Account, forgiveness of debt of $1,333,584, offset by $648,369 of general and administrative expenses, and $761,266 of other income due to change in the fair value of the warrant liabilities.

For the nine months ended September 30, 2023, we had net income of $8,309,580, which consisted of $7,093,546 of investment income earned on the Trust Account, $1,674,784 of other income due to change in the fair value of the warrant liabilities, forgiveness of debt of $1,333,584, and $352,969 of reduction of deferred underwriter fees, offset by $2,145,303 of general and administrative expenses.

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

For the nine months ended September 30, 2023, cash used in operating activities was $2,082,284. Net income of $8,309,580 was affected by investment income earned on the Trust Account of $7,093,546, changes in the fair value of warrants liabilities of $1,674,784, forgiveness of debt of $1,333,584, and reduction of deferred underwriter fees of $352,969. Changes in operating assets and liabilities used $63,019 of cash for operating activities.

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

As of September 30, 2023, we had investments held in the Trust Account of $41,243,930. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. In connection with the vote to approve the Extension Amendment Proposal, holders Class A ordinary shares exercised their right to redeem their shares an aggregate redemption amount of approximately $229.1 million in cash. As a result, approximately $40.7 million remained in the Trust Account after the completion of those redemptions on July 21, 2023.

As of September 30, 2023, we had cash of $61,403. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund any working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsors, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans (“Working Capital Loans”) may be convertible into warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. There are no Working Capital Loans outstanding. On April 5, 2023, the Company issued a promissory note (the “Promissory Note”) to the Initial Sponsor, pursuant to which the Company may borrow up to $1,250,000 from the Initial Sponsor to fund the Company’s working capital expenses prior to completion of any potential initial Business Combination. Also on April 5, 2023, the Company made a draw on the Promissory Note of $1,250,000. The Promissory Note was non-interest bearing and payable on the earlier of July 23, 2023 and the date on which the Company consummates a Business Combination. On July 21, 2023, the Initial Sponsor cancelled and forgave the outstanding balance on the Promissory Note of $1,250,000 in connection with the closing under the Purchase Agreement.

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

Contractual Obligations

Pursuant to an administrative services agreement, we had agreed to pay the Initial Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we would have ceased paying those monthly fees. In addition, until completion of our Business Combination or liquidation, we were required to reimburse the Initial Sponsor or its affiliates monthly for compensation expenses of employees dedicated to us (including the Chief Financial Officer) not to exceed $900,000 per year. We recognized approximately $10,000 and $70,000 for administrative support services and approximately $47,000 and $444,000 for reimbursement of compensation expenses for the three and nine months ended September 30, 2023. We recognized approximately $30,000 and $90,000 for administrative support services and approximately $229,000 and $662,000 for reimbursement of compensation expenses for the three and nine months ended September 30, 2022. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement on July 21, 2023.

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

The underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the IPO, or $9,068,983. On August 15, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result of Goldman Sachs waiving all of its $6,529,668 of deferred underwriting fees, the deferred underwriting fee payable was $2,539,315. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of September 30, 2023, the deferred underwriting fee payable was $0.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023, because of a material weakness in our internal control over financial reporting relating to the Company’s classification of a portion of its Class A ordinary shares in permanent equity rather than temporary equity, and the recording of activity impacting our warrant liabilities and the recording of offering costs, as further described herein.

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

Other than the steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the gross proceeds received from the IPO, including the partial exercise of the Over-Allotment option, and the sale of the Private Placement Warrants, $259,113,790 was placed in the Trust Account. As of September 30, 2023 the Company had withdrawn a total of $229,119,437 from the Trust Account solely to satisfy payment obligations in connection with the redemptions of Class A ordinary shares.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Effective as of August 11, 2023, the Company entered into a consultant agreement with John Stanfield pursuant to which he has agreed to serve as Chief Financial Officer of the Company in exchange for the ability to acquire 5 Class B Units of the Managing Sponsor, which will correspond to one half of one percent (0.5%) of our Class B ordinary shares held by the Managing Sponsor. The consultant agreement has an initial term of twelve months, with the Company having the right to extend it for an additional six months without any additional consideration. The foregoing description of the material terms of the consultant agreement is qualified by the text of the agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association, dated October 11, 2023, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023).
3.2	Amendments to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 26, 2023)
10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 20, 2023)
10.2	Amended and Restated Letter Agreement, dated July 21, 2023, by and among the Company, PFTA I, LP et al. and Perception Capital Partners IIIA LLC et al. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).
10.3	Subscription Agreement dated August 1, 2023, by and among Polar Multi-Strategy Master Fund, the Company, and Perception Capital Partners IIA, LLC (incorporated by reference to exhibit 10.1 to Form 8-K filed August 7, 2023)
10.4*	Consultant Agreement dated August 11, 2023 with John Stanfield (filed herewith)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management compensatory contract or arrangement.
†	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 20, 2023	PERCEPTION CAPITAL CORP. III

	By:	/s/ Rick Gaenzle
	Name:	Rick Gaenzle
	Title:	Chief Executive Officer (On Behalf of the Registrant)

Dated: November 20, 2023	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)