Form 10-K
period 2023-12-31
Perception Capital Corp. III
filed 2024-04-16
CIK 1853580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

PORTAGE FINTECH ACQUISITION CORPORATION
280 Park Avenue, 29F East,
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Securities Act Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2023, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates was $269.2 million.

As of April 16, 2024, the Registrant had 3,910,370 of its Class A ordinary shares, $0.0001 par value per share, and 6,477,845 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Some of the statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with RBio Energy Corporation (“RBio Energy”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination, including the proposed business combination with RBio Energy;

●	our expectations around the performance of RBio Energy or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the proposed business combination with RBio Energy is not completed;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as described below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to the proposed business combination with RBio Energy.

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

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Although we are required to seek shareholder approval of any initial business combination, our Sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination by July 23, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination by July 23, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	Our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A ordinary shares at such time is substantially less than $10.00 per share.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

●	If the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least until July 23, 2024, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may engage the underwriters from the Initial Public Offering or one of their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause such underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	If we conduct redemptions of our public shares in connection with our initial business combination pursuant to the proxy solicitation rules instead of pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the business we may acquire.

●	The other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

For risk factors related to RBio Energy and our proposed business combination, please review the Registration Statement on Form S-4 to be filed by RBio Energy, including the preliminary proxy statement/prospectus of the Company to be included therein, and the definitive proxy statement/prospectus to be filed by the Company.

PART I

References in this report to “we,” “us,” “PC3,” or the “Company” refer to Perception Capital Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Initial Sponsor” refer to PFTA I LP, an Ontario limited partnership. References to “New Sponsor” or “Sponsor” refer to Perception Capital Partners IIIA LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the holders of our Founder Shares (as defined below).

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated in the Cayman Islands on March 17, 2021. Effective October 11, 2023, the Company changed its name from “Portage Fintech Acquisition Corporation” in connection with a change in its primary sponsor, board of directors and management, as discussed below. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through December 31, 2023, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”) on July 20, 2021. On July 23, 2021, the Company consummated its Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $240.0 million.

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

Upon the closing of the Initial Public Offering and the Private Placement, $240.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Per the trust amendment agreement dated July 27, 2023, the company has the authority to retain funds in an interest-bearing bank demand deposit account, where all trust funds were held as of December 31, 2023.

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

Extension

On July 21, 2023, the Company held an extraordinary general meeting of shareholders at which the Company’s shareholders approved two proposals to amend the Articles. The first such amendment (the “Extension Amendment”) extended the date by which the Company must (1) consummate a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete a Business Combination, and (3) redeem all of its Public Shares from July 23, 2023 to July 23, 2024 or such earlier date as determined by our board of directors (the “Board”) to be in the best interests of the Company (the “Extension” and such date, the “Extended Date”). The second such amendment (the “Redemption Limitation Amendment” eliminated from the Articles the limitation that the Company shall not redeem Class A ordinary shares sold in the Initial Public Offering to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

In connection with the vote to approve the Extension Amendment, holders of an aggregate of 22,001,009 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $229.1 million, leaving approximately $40.7 million in the Trust Account and 3,910,370 Class A ordinary shares outstanding after such redemption.

Change in Primary Sponsor, Board, and Management; Securities Purchase Agreement

On July 21, 2023, PFTA I LP, an Ontario limited partnership (the “Initial Sponsor”) sold 4,215,230 Class B ordinary shares and 4,392,123 Private Placement Warrants (defined below) to Perception Capital Partners IIIA LLC, a Delaware limited liability company (the “New Sponsor” or the “Sponsor”), pursuant to a Securities Purchase Agreement dated July 12, 2023 (the “Purchase Agreement”).

Effective as of July 21, 2023, each of Adam Felesky, Ajay Chowdhery, Paul Desmarais III, Steven Jay Freiberg, Stuart Charles Harvey, Jr., G. Thompson Hutton, Seraina Macia and Jason Michael Pate resigned from the Company’s board of directors in accordance with the terms of the Purchase Agreement. Each of Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis were appointed to fill the vacancies left by the departing directors. Also on July 21, 2023, Rick Gaenzle replaced Adam Felesky as Chief Executive Officer, Corey Campbell replaced Ajay Chowdhery as Chief Financial Officer, and Tao Tan and Jim Sheridan joined the Company as Co-Presidents. On August 11, 2023, John Stanfield was appointed Chief Financial Officer of the Company and Corey Campbell ceased to serve in that position effective as of Mr. Stanfield’s appointment. On January 3, 2024, Mr. Sheridan resigned as Co-President of the Company.

Non-Redemption Agreements

On July 14, 2023, July 17, 2023, July 18, 2023 and July 19, 2023, the Company and the Initial Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties in exchange for such holders agreeing either not to request redemption in connection with the Extension or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,166,667 Class A ordinary shares. In consideration of the Non-Redemption Agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the New Sponsor (or its designees or transferees) has agreed to surrender and forfeit to the Company for no consideration an aggregate of approximately 0.6 million Class B ordinary shares held by the New Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to such holders a number of Class A ordinary shares equal to those underlying the Forfeited Shares.

Proposed Business Combination

Business Combination Agreement

On February 6, 2024, we entered into a business combination agreement (the “Business Combination Agreement”) with RBio Energy Holdings Corp., a Delaware corporation (“NewPubco”), RBio Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of the NewPubco (“Merger Sub”) and RBio Energy.

Pursuant to the Business Combination Agreement, among other things, (i) the holders (whether one or more) of the common stock of RBio Energy (the “RBio Energy Stockholders”) will exchange all of their shares of common stock of RBio Energy (“RBio Common Stock”) for shares of common stock of NewPubco (the “Share Exchange”), as a result of which RBio Energy will become a direct wholly owned subsidiary of NewPubco, and (ii) Merger Sub will merge with and into PC3, with PC3 surviving such merger as a wholly-owned subsidiary of NewPubco (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” and the closing of the Business Combination, the “Closing”).

The Business Combination is expected to be consummated after receipt of the required approvals by the shareholders of PC3 and stockholders of RBio Energy and the satisfaction or waiver of certain other customary conditions, as summarized below.

Commercial/Supply Agreement

RBio Energy plans to negotiate and execute a commercial supply and/or fulfillment agreement with a supplier or other vendor to produce the bioenergy, biofuels and biomaterials and, to the extent necessary and appropriate, lease, license or acquire certain of such supplier’s or other vendor’s assets (the “C/S Agreement,” together with any agreements, documents, certificates or instruments relating thereto or executed or delivered in connection therewith, the “C/S Documents,” and the transactions contemplated by the C/S Documents, the “C/S Business Combinations”), all on the terms and conditions to be agreed by, and subject to the approval of RBio Energy.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, RBio Energy and the Company entered into the Sponsor Support Agreement, pursuant to which, among other things, (i) the Sponsor will vote its shares in favor of the Business Combination Agreement and the Business Combination, and any other proposal submitted for approval by our shareholders in connection with the Business Combination and against any action, agreement, transaction or proposal that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the Business Combination Agreement, (ii) the Sponsor will agree to not demand that we redeem the Sponsor’s Class B ordinary shares in connection with the Business Combination, and not to otherwise participate in any such redemption by tendering or submitting any of such shares for redemption, (iii) the Sponsor will waive certain anti-dilution provisions of its Class B ordinary shares set forth in the Articles, and any and all other anti-dilution rights, in connection with the Business Combination with respect to each Class B ordinary share held by the Sponsor, and (iv) at the Closing and upon the written notice of RBio Energy, the Sponsor will forfeit up to all of the Private Placement Warrants. Thereafter, in connection with any potential financing, the Sponsor will cause the Company to issue new warrants exercisable at the same price per share for up to the number of ordinary shares for which the Private Placement Warrants so forfeited were exercisable, to such persons as RBio Energy may direct in writing in its discretion prior to the Closing.

Nasdaq Delisting Notice

On February 6, 2024, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq stating that we had failed to hold an annual meeting of shareholders within 12 months after our fiscal year end, as required by Nasdaq Listing Rule 5620(a) (the “Annual Shareholders Meeting Rule”) and therefore were not in compliance with the Annual Shareholders Meeting Rule. The Notice stated that we had 45 calendar days, or until March 25, 2024, to submit a plan to regain compliance with the Annual Shareholders Meeting Rule. On March 19, 2024, we submitted to Nasdaq a plan to regain compliance with the Annual Shareholders Meeting Rule within the required timeframe. On April 15, 2024, Nasdaq accepted our plan and granted us an extension until June 30, 2024 to regain compliance with the Annual Shareholders Meeting Rule. We expect to hold an annual meeting of shareholders by such date and to regain compliance with the Annual Shareholders Meeting Rule, but there can be no assurance that we will be able to do so.

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

Sources of Target Businesses

While we may have pursued an acquisition opportunity in any business, industry, sector or geographical location, we initially focused on industries that complemented our team’s background and capitalized on our ability to source and acquire a business in the FinTech or financial services ecosystem, including key verticals such as Wealth and Asset Management, Consumer and SME Finance, Insurance, Payments, Information Services and FinTech Infrastructure, that would benefit from our expertise in developing and executing value creation plans in those areas, thereby positioning a target company for compounding growth over the long-term, but we remained open to evaluating other potential targets. While our sourcing efforts were primarily concentrated in the United States, we have also leveraged our extensive global network to expand our pool of opportunities in several other geographies including Western Europe and Canada.

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

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our Articles provide that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our Sponsor or its affiliates and any companies in which our Sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition our Articles contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

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

Permitted Purchases and Other Business Combinations with Respect to Our Securities

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have until July 23, 2024, only 36 months from the closing of the Initial Public Offering, to consummate an initial business combination. If we have not consummated an initial business combination by July 23, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 3109 W. 50th Street, #207, Minneapolis, MN 55410 or by telephone at (212) 380-5605.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

For risk factors related to RBio Energy and our proposed business combination, please review the Registration Statement on Form S-4 to be filed by RBio Energy, including the preliminary proxy statement/prospectus of the Company to be included therein, and the definitive proxy statement/prospectus to be filed by the Company.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination, and Post-Business Combination Risks

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination, including the proposed business combination with RBio Energy. If we fail to complete our initial business combination, we will never generate any operating revenues.

Although we are required to seek shareholder approval of any initial business combination, our initial shareholders, Sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders and Sponsor collectively own, on an as-converted basis, 60.9% of our issued and outstanding ordinary shares. Our initial shareholders and management team and our advisors also may from time to time purchase Class A ordinary shares prior to our initial business combination. Under our Articles, we will complete our initial business combination only upon obtaining shareholder approval of such business combination by an ordinary resolution under Cayman Islands law, unless a higher approval threshold is required under Cayman Islands law. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Accordingly, the agreement by our Sponsor, the initial shareholders, and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination by July 23, 2024 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by July 23, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination by July 23, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by July 23, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 the recent invasion of Ukraine by Russia, Hamas’ attack of Israel and the ensuing war, the increased rate of inflation in the United States and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Articles provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.

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

The nominal purchase price paid by our Initial Sponsor for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit, resulting in an initial value of $10.00 per public share. However, prior to the Initial Public Offering, our Initial Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the Founder Shares are converted into public shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $41,678,895, which is the amount we would have for our initial business combination in the Trust Account as of December 31, 2023, assuming no additional interest is earned on the funds held in the Trust Account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (including payment of $9,068,983 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $4.01 per share upon consummation of our initial business combination, which is a 59.9% decrease as compared to the initial implied value per public share of $10.00.

Public shares	3,910,370
Founder shares	6,477,845
Total shares	10,388,215
Total funds in trust available for initial business combination as of December 31, 2023	$41,678,895
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$4.01

The value of the Founder Shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of the Initial Public Offering, our Initial Sponsor invested in us an aggregate of $9,907,275, comprised of the $25,000 purchase price for the Founder Shares and the $9,882,275 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 6,477,845 Founder Shares would have an aggregate implied value of $64,778,450. Even if the trading price of our ordinary shares were as low as $1.53 per share, and the private placement warrants are worthless, the value of the Founder Shares would be equal to the Initial Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements—Going Concern, we have until July 23, 2024, or such earlier date as determined by our board of directors to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 23, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business combination by July 23, 2024, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by July 23, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

In recent years, the number of special purpose acquisition companies that have been formed increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still other special purpose acquisition companies preparing for an initial public offering, as well as other such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models increased, which caused some targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least until July 23, 2024, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

The funds available to us outside of the Trust Account to fund our working capital requirements may not be sufficient to allow us to operate until at least July 23, 2024. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until July 23, 2024; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 23, 2024, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent our completing an initial business combination by July 23, 2024, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete a business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

Although we may pursue an acquisition opportunity in any industry, we initially focused on acquiring a business in the FinTech or financial services industries, which may be challenged by various factors.

Although we may pursue an acquisition opportunity in any industry, we initially focused on acquiring a business in the FinTech or financial services industries, but we remained open to evaluating other potential targets. These industries may be challenged by various factors, including rapid change, evidenced by quickly changing market conditions and/or participants, new competing products and/or services, short product life cycles and improvements in existing products. The ability of any business combination target to succeed will be dependent upon its ability to constantly evolve its business to ensure that its products keep pace with changing technologies and markets. In addition, any such target may be more susceptible to macroeconomic effects and industry downturns. If our business combination target is unable to adequately address the risks posed by the industry in which it operates, such target’s profitability and results of operation following the business combination could be negatively impacted.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by July 23, 2024 or (B) with respect to any other provisions relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our Sponsor, each member of our management team and our advisors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 23, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, any member of our management team or any of our advisors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our securities are listed on the Nasdaq. On February 6, 2024, we received the Notice from the Listing Qualifications Department of Nasdaq stating that we are not in compliance with the Annual Shareholders Meeting Rule. The Notice stated that we had 45 calendar days, or until March 25, 2024, to submit a plan to regain compliance with the Annual Shareholders Meeting Rule. On March 19, 2024, we submitted to Nasdaq a plan to regain compliance with the Annual Shareholders Meeting Rule within the required timeframe. On April 15, 2024, Nasdaq accepted our plan and granted us an extension until June 30, 2024 to regain compliance with the Annual Shareholders Meeting Rule. We expect to hold an annual meeting of shareholders by such date to regain compliance with the Annual Shareholders Meeting Rule, but there can be no assurance that we will be able to do so.

We cannot assure you hat we will be able to regain compliance with the Annual Shareholders Meeting Rule or that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our Initial Public Offering, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $50.0 million, the aggregate market value of publicly held shares would be required to be at least $15.0 million and we would be required to have at least 300 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time. On February 6, 2024, we received a written notice from Nasdaq indicating that we had not yet held an annual meeting of shareholders within twelve months after our fiscal year end, and we therefore no longer comply with Nasdaq Listing Rule 5620(a). As a result, we may be subject to delisting if we fail to regain compliance with such Nasdaq listing rule.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of April 16, 2024, there were 296,089,630 and 23,522,155 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination herein and in our amended and restated memorandum and articles of association. Immediately after the Initial Public Offering, there were no preference shares issued and outstanding.

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

If we have not consummated an initial business combination by July 23, 2024, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not consummated an initial business combination by July 23, 2024, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Since our Initial Sponsor, New Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 22, 2021, the Initial Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 per share. In April 2021, the Initial Sponsor transferred 25,000 Founder Shares to each of our independent directors and 10,000 Founder Shares to each of our advisors. On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 shares to us for no consideration. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Founder Shares resulting in an aggregate of 6,900,000 Founder Shares issued and outstanding. On July 21, 2023, the Initial Sponsor sold 4,215,230 Class B ordinary shares and 4,392,123 Private Placement Warrants to the New Sponsor, pursuant to the Purchase Agreement. Prior to the initial investment in the Company of $25,000 by the Initial Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the total size of the Initial Public Offering of 25,911,379 units, and that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, the Initial Sponsor has, pursuant to a written agreement, purchased an aggregate of 6,588,184 warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($9,882,275 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business combination by July 23, 2024, the warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

Our initial shareholders (including the Initial Sponsor and the Sponsor control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of April 16, 2024, our initial shareholders (including the Initial Sponsor and the Sponsor) collectively own, on an as-converted basis, 60.9% of our issued and outstanding ordinary shares. Accordingly, our initial shareholders and Sponsor may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including our initial business combination. If our Sponsor, management team and initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor the initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as previously disclosed. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, are divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold a general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

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

In connection with the audit of the balance sheet at July 23, 2021, and the preparation of the interim financial statements for the fiscal period ended September 30, 2021 and the audits for the years ended December 31, 2022 and 2023, we identified a material weakness in our controls over financial reporting related to the Company’s classification of a portion of its Class A ordinary shares in permanent equity rather than temporary equity and the accounting for significant transactions that resulted in the incorrect recording of activity impacting warrant liabilities and offering costs occurred during the fiscal quarter ended September 30, 2021. Specifically, the Company’s management has concluded that the Company’s control around the interpretation and accounting for certain complex features of the shares of Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of July 23, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. Additionally, in connection with the audit of the financial statements for the fiscal year ended December 31, 2023, management identified a material weakness in our controls over financial reporting due to identified immaterial errors in connection to additional paid-in capital and accumulated deficit. Overall, management has identified a material weakness in our internal controls related to the accounting for complex financial instruments.

In order to remediate the identified material weakness, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process. Based on these measures, management believes that the control deficiencies will be remediated in a timely manner as the revised controls will need to operate for a sufficient period of time for management to test that they are designed and operating effectively before the material weakness will be considered remediated. Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Other than the identified material weakness and steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended December 31, 2023, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES.

We currently utilize office space at 3109 W 50th St., #207, Minneapolis, MN 55410, from our Sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A ordinary shares and warrants are listed on Nasdaq under the symbols “PFTAU,” “PFTA” and “PFTAW,” respectively.

Holders

As of April 11, 2024, there was 1 holder of record of our units and 1 holder of record of our Class A ordinary shares, and there were 10 holders of record of our Class B ordinary shares and 3 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On July 23, 2021, we consummated our Initial Public Offering of 24,000,000 Units, at $10.00 per Unit, generating gross proceeds of $240.0 million. We granted the underwriter a 45-day option to purchase up to an additional 3,600,000 Units to cover over-allotments. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units generating gross proceeds of approximately $19.1 million. The underwriters forfeited the balance of the option. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-257185 and 333- 258062). The registration statement was declared effective on July 20, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Proposed Business Combination

Business Combination Agreement

On February 6, 2024, we entered into a business combination agreement (the “Business Combination Agreement”) with RBio Energy Holdings Corp., a Delaware corporation, RBio Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of the NewPubco and RBio Energy.

Pursuant to the Business Combination Agreement, among other things, (i) the RBio Energy Stockholders will exchange all of their shares of RBio Common Stock for shares of common stock of NewPubco (the “Share Exchange”), as a result of which RBio Energy will become a direct wholly owned subsidiary of NewPubco, and (ii) Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of NewPubco.

The Business Combination is expected to be consummated after receipt of the required approvals by the shareholders of the Company and stockholders of RBio Energy and the satisfaction or waiver of certain other customary conditions, as summarized below.

Commercial/Supply Agreement

RBio Energy plans to negotiate and execute a commercial supply and/or fulfillment agreement with a supplier or other vendor to produce the bioenergy, biofuels and biomaterials and, to the extent necessary and appropriate, lease, license or acquire certain of such supplier’s or other vendor’s assets (the “C/S Agreement,” together with any agreements, documents, certificates or instruments relating thereto or executed or delivered in connection therewith, the “C/S Documents,” and the transactions contemplated by the C/S Documents, the “C/S Business Combinations”), all on the terms and conditions to be agreed by, and subject to the approval of RBio Energy.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, RBio Energy and the Company entered into the Sponsor Support Agreement, pursuant to which, among other things, (i) the Sponsor will vote its shares in favor of the Business Combination Agreement and the Business Combination, and any other proposal submitted for approval by our shareholders in connection with the Business Combination and against any action, agreement, transaction or proposal that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the Business Combination Agreement, (ii) the Sponsor will agree to not demand that we redeem the Sponsor’s Class B ordinary shares in connection with the Business Combination, and not to otherwise participate in any such redemption by tendering or submitting any of such shares for redemption, (iii) the Sponsor will waive certain anti-dilution provisions of its Class B ordinary shares set forth in the Articles, and any and all other anti-dilution rights, in connection with the Business Combination with respect to each Class B ordinary share held by the Sponsor, and (iv) at the Closing and upon the written notice of RBio Energy, the Sponsor will forfeit up to all of the Private Placement Warrants. Thereafter, in connection with any potential financing, the Sponsor will cause the Company to issue new warrants exercisable at the same price per share for up to the number of ordinary shares for which the Private Placement Warrants so forfeited were exercisable, to such persons as RBio Energy may direct in writing in its discretion prior to the Closing.

Change in Primary Sponsor, Board, and Management; Securities Purchase Agreement

On July 21, 2023, the Initial Sponsor sold 4,215,230 Class B ordinary shares and 4,392,123 Private Placement Warrants to the New Sponsor, pursuant to the Purchase Agreement.

Effective as of July 21, 2023, each of Adam Felesky, Ajay Chowdhery, Paul Desmarais III, Steven Jay Freiberg, Stuart Charles Harvey, Jr., G. Thompson Hutton, Seraina Macia and Jason Michael Pate resigned from the Company’s board of directors in accordance with the terms of the Purchase Agreement. Each of Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis were appointed to fill the vacancies left by the departing directors. Also on July 21, 2023, Rick Gaenzle replaced Adam Felesky as Chief Executive Officer, Corey Campbell replaced Ajay Chowdhery as Chief Financial Officer, and Tao Tan and Jim Sheridan joined the Company as Co-Presidents. On August 11, 2023, John Stanfield was appointed Chief Financial Officer of the Company and Corey Campbell ceased to serve in that position effective as of Mr. Stanfield’s appointment. On January 3, 2024, Mr. Sheridan resigned as Co-President of the Company.

Extension of Initial Business Combination Deadline

On July 21, 2023, we held an extraordinary general meeting of shareholders in which our shareholders approved the Extension Amendment to extend the date by which we must complete an initial Business Combination from July 23, 2023 to July 23, 2024. In connection with the vote to approve the Extension Amendment, holders of an aggregate of 22,001,009 Class A ordinary shares exercised their right to redeem their shares cash at a redemption price of approximately $10.41 per share, for an aggregate redemption amount of approximately $229.1 million, leaving approximately $40.7 million in the Trust Account and 3,910,370 Class A ordinary shares outstanding after such redemption.

Non-Redemption Agreements

On July 14, 2023, July 17, 2023, July 18, 2023 and July 19, 2023, the Company and the Initial Sponsor entered into Non-Redemption Agreements with certain unaffiliated third parties in exchange for such holders agreeing either not to request redemption in connection with the Extension or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,166,667 Class A ordinary shares. In consideration of the Non-Redemption Agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the New Sponsor (or its designees or transferees) has agreed to surrender and forfeit to the Company for no consideration an aggregate of approximately 0.6 million Class B ordinary shares held by the New Sponsor and (ii) the Company shall issue to such holders a number of Class A ordinary shares equal to those underlying the Forfeited Shares.

Subscription Agreement

On August 1, 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and the Sponsor, pursuant to which the parties agreed, among other things, that: (i) the Investor will make a cash contribution to Sponsor in an aggregate amount of $1,300,000 (the “Investor Capital Contribution”) as follows: (i) an initial tranche of $650,000, to be paid within five business days of the date of the Subscription Agreement, (ii) a second tranche of up to $325,000, to be paid following the Company’s announcement of executing an agreement for the Company’s initial business combination, and (iii) a third tranche of up to $325,000, to be paid after the Company files an initial registration statement with the SEC related to initial business combination. At the request of the Sponsor, the Investor may agree, in its sole discretion, to fund up to an additional $200,000 at any time; (ii) the Investor Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial business combination (the “De-SPAC Closing”). The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the date of receipt. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common stock of the Company (“Class A common stock”) at a rate of one share of Class A common stock for each $10 of the Capital Contribution; (iii) in consideration of the Investor Capital Contribution, at the De-SPAC Closing the Company will issue to the Investor 0.9 shares of Class A Common Stock for each dollar of the Investor Capital Contribution funded by the Investor, which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the De-SPAC Closing or, if no such registration statement is filed in connection with the De-SPAC Closing, pursuant to the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing; and (iv) if the Company liquidates without consummating a De-SPAC, any amounts remaining in the Sponsor or the Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and our search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023, we had net income of $7,148,065, which consisted of $7,528,510 of investment income earned on the Trust Account, $1,218,025 of other income due to change in the fair value of the warrant liabilities, forgiveness of debt of $1,333,584, and $352,969 of reduction of deferred underwriter fees, offset by $3,285,023 of general and administrative expenses which is primarily composed of professional fees and D&O insurance expense.

For the year ended December 31, 2022, we had net income of $8,556,001, which consisted of $4,120,869 of investment income earned on the Trust Account, $6,857,978 of other income due to change in the fair value of the warrant liabilities and $298,484 of reduction of deferred underwriter fee payable, offset by $2,721,330 of general and administrative expenses.

Liquidity and Capital Resources

On July 23, 2021, we consummated the Initial Public Offering with the sale and issuance of 24,000,000 Units, generating gross proceeds of $240,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $9,500,000. On August 3, 2021, the underwriters notified the Company of their intention to partially exercise their over-allotment option. As such, on August 5, 2021, the Company consummated the sale of an additional 1,911,379 Units, at $10.00 per Unit, and the sale of an additional 254,850 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $19,496,065.

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

For the year ended December 31, 2023, cash used in operating activities was $2,165,762. Net income of $7,148,065 was affected by investment income earned on the Trust Account of $7,528,510, changes in the fair value of warrants liabilities of $1,218,025, forgiveness of debt of $1,333,584, and reduction of deferred underwriter fees of $352,969. Changes in operating assets and liabilities provided $1,119,261 of cash for operating activities.

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

As of December 31, 2023, we had investments held in the Trust Account of $41,678,895. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. In connection with the vote to approve the Extension Amendment Proposal, holders Class A ordinary shares exercised their right to redeem their shares an aggregate redemption amount of approximately $229.1 million in cash. As a result, approximately $40.7 million remained in the Trust Account after the completion of those redemptions on July 21, 2023.

As of December 31, 2023, we had cash of $102,925. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On August 1, 2023, we entered into a Subscription Agreement with Investor and the Sponsor, pursuant to which the parties agreed, among other things, that: (i) the Investor will make a cash contribution to Sponsor in an aggregate amount of $1,300,000 (the “Investor Capital Contribution”) as follows: (i) an initial tranche of $650,000, to be paid within five business days of the date of the Subscription Agreement, (ii) a second tranche of up to $325,000, to be paid following the Company’s announcement of executing an agreement for the Company’s initial business combination, and (iii) a third tranche of up to $325,000, to be paid after the Company files an initial registration statement with the SEC related to initial business combination. At the request of the Sponsor, the Investor may agree, in its sole discretion, to fund up to an additional $200,000 at any time; (ii) the Investor Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial business combination. As of December 31, 2023, the Subscription Agreement liability is $650,000 and included on the balance sheet.

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

Contractual Obligations

Pursuant to an administrative services agreement, we had agreed to pay the Initial Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we would have ceased paying those monthly fees. In addition, until completion of our Business Combination or liquidation, we were required to reimburse the Initial Sponsor or its affiliates monthly for compensation expenses of employees dedicated to us (including the Chief Financial Officer) not to exceed $900,000 per year. We recognized $70,000 for administrative support services and approximately $444,000 for reimbursement of compensation expenses for the year ended December 31, 2023. We recognized approximately $120,000 for administrative support services and approximately $878,000 for reimbursement of compensation expenses for the year ended December 31, 2022. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement on July 21, 2023.

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

The underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $9,068,983. On August 15, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result of Goldman Sachs waiving all of its $6,529,668 of deferred underwriting fees, the deferred underwriting fee payable was $2,539,315 as of December 31, 2022. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of December 31, 2023, the deferred underwriting fee payable was $0.

On July 17, 2023, the Company entered into an engagement letter with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital markets advisory services in connection with seeking an extension for completing a business combination, capital market advisory services in connection with a possible business combination transaction with an unaffiliated third party (the “Target”) and to act as the Company’s placement agent in connection with raising capital. CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company or Target plus proceeds released from the Trust Account with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the extension or the business combination. If the gross proceeds raised from investors is $3,000,000 or less, the Company may elect to pay the portion of the fee related to the offering in the form of an equivalent dollar amount of Class A ordinary shares or equivalent equity of the post-business combination company, which shares shall be delivered four (4) business days following the closing of the sale transaction as determined by the Company. The shares, if issued, shall be duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the delivery of the shares and will be delivered in book entry form in the name of and delivered to CCM (or its designee) four (4) business days following the closing of the transaction. In addition, up to 50% of the advisor fee may be paid in shares as described above in the case of gross proceeds raised from investors. Pursuant to the engagement letter, the advisor fee cannot be less than $1,000,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2023, because of a material weakness in internal controls related to the accounting of complex financial instruments.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

In connection with the audit of the balance sheet at July 23, 2021, and the preparation of the interim financial statements for the fiscal period ended September 30, 2021 and the audits for the years ended December 31, 2022 and 2023, the Company identified a material weakness in our controls over financial reporting related to the Company’s classification of a portion of its Class A ordinary shares in permanent equity rather than temporary equity and the accounting for significant transactions that resulted in the incorrect recording of activity impacting warrant liabilities and offering costs occurred during the fiscal quarter ended September 30, 2021. Additionally, in connection with the audit of the financial statements for the fiscal year ended December 31, 2023, management identified a material weakness in our controls over financial reporting due to identified immaterial errors in connection to additional paid-in capital and accumulated deficit. Overall, management has identified a material weakness in internal controls related to the accounting for complex financial instruments.

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

Changes in Internal Control over Financial Reporting

Other than the identified material weakness and steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended December 31, 2023, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Rick Gaenzle	58	Chief Executive Officer and Director
John Stanfield	42	Chief Financial Officer
Tao Tan	37	President
Scott Honour	57	Chairman of the Board
R. Rudolph Reinfrank	68	Director
Thomas J. Abood	59	Director
Karrie Willis	51	Director

Rick Gaenzle has been our Chief Executive Officer and a director since July 2023. Mr. Gaenzle has over 30 years of private equity investment and corporate finance experience; he is a co-founder and currently serves as a Managing Director of Gilbert Global Equity Capital, L.L.C., the principal investment advisor to Gilbert Global Equity Partners, L.P. and related entities, a $1.2 billion leveraged buyout and private equity fund. Mr. Gaenzle has spent the last 28 years at Gilbert Global and its predecessor entity, completing over 110 direct equity investments, co-investments and add-on acquisitions for portfolio companies. He also serves as the Chief Executive Officer and a member of the board of directors of Perception Capital Corp. II. Previously, Mr. Gaenzle was a Principal of Soros Capital L.P., the principal venture capital and leveraged equity entity of the Quantum Group of Funds and a principal advisor to Quantum Industrial Holdings Ltd. Prior to joining Soros Capital, Mr. Gaenzle held various positions at PaineWebber Inc. Mr. Gaenzle currently serves as an Operating Partner of NPGand Chairman of Lake Street Homes, a single-family rental investment vehicle. Mr. Gaenzle previously served on the boards of CPM Holdings, Inc., True Temper Corp, Optical Capital Group, Inc., Birch Telecommunications, Inc., E-via S.p.A., Tinka-ServiCos de Consultoria, S.A., the LaserSharp Corporation and Sustainable Opportunities Acquisition Corp. (“SOAC”), where he also served as Chairman of the Audit Committee. Mr. Gaenzle holds a B.A. from Hartwick College and an M.B.A. from Fordham University.

John Stanfield has been our Chief Financial Officer since August 2023. Mr. Stanfield has significant experience with U.S. GAAP, finance, operations, and taxation demonstrated over several years and several billion dollars of enterprise value in the private equity and alternative asset industry. He has been a Certified Public Accountant since 2006, and has served as senior principal with Stanfield & Associates, a public accounting firm specializing in the private equity industry and international taxation, since 2011. Mr. Stanfield has also served as Chief Executive Officer at Aequum Capital, LLC, a tech-enabled commercial lender, since August 2023 and Chief Financial Officer at Welsbach Technology Metals Acquisition Corp. (Nasdaq:WTMAU) since December 2021. He held the role of Co-President at Aequum from September 2021 to August 2023. Previously, he served as Chief Executive Officer of Lorem LLC, a provider of accounting services for special purpose acquisition companies, from May 2021 to September 2022, and as Chief Financial Officer at LQD Business Finance, a national fintech startup, from 2018 to September 2020. Mr. Stanfield holds a B.A. and an M.S.T. from the University of Illinois Urbana-Champaign and an M.S.A from DePaul University.

Tao Tan has been our President since July 2023. Mr. Tan is a Partner at Perception Capital Partners and President of Perception Capital Corp. IV, an affiliated special purpose acquisition company. Mr. Tan has nearly 15 years of experience across finance, strategy and business transformation. Prior to joining Perception, Mr. Tan was an officer and a senior advisor to multiple investing and operating entities. Until 2020, Mr. Tan was an Associate Partner at McKinsey & Company’s New York office. At McKinsey, Mr. Tan led teams across the firm’s transformation and private equity & principal investor practices, where he drove comprehensive performance transformation and turnaround programs for companies with revenues ranging from $200 million to $25 billion across multiple industries and continents. Most recently, Mr. Tan helped found, launch and lead McKinsey’s SPAC service line, and served in a leadership role in McKinsey’s COVID-19 client response team. Prior to McKinsey, Mr. Tan was a Senior Associate at Rose Tech Ventures, where he led the firm’s first-round investment in JUMP Bikes, which was subsequently sold to Uber in 2018. Prior to Rose Tech Ventures, Mr. Tan served in investment banking and capital markets roles at Bank of America Merrill Lynch and Lehman Brothers. Mr. Tan is a member of the Council on Foreign Relations and of the Economic Club of New York. Since October 2023, Mr. Tan has served as a director of Spectaire Holdings, Inc. (Nasdaq: SPEC) since October 2023, following its business combination with Perception Capital Corp. II, for which Mr. Tan served as Co-President until October 2023. Mr. Tan received his B.A. and his M.B.A, both with honors, from Columbia University in the City of New York, where he was an Erwin Wolfson Scholar and a Toigo Foundation Fellow.

Scott Honour has served as Chairman of our board of directors since July 2023. Mr. Honour has over 30 years of private equity investment experience and has been involved in over 100 transactions totaling over $20 billion in transaction value. Mr. Honour is the Managing Partner of NPG, a private equity firm, which he co-founded in 2012. He also serves as Chairman of EVO, the Chairman of Perception Capital Corp. II and previously served as Chairman of Sustainable Opportunities Acquisition Corp., the first ESG focused SPAC. Prior to that, Mr. Honour was at The Gores Group, a Los Angeles-based private equity firm, for 10 years, serving as Senior Managing Director and as one of the firm’s top executives. Mr. Honour also served on the investment committee for The Gores Group. During his time at The Gores Group, the firm raised four funds, totaling $4 billion in aggregate, and made over 35 investments. Prior to joining The Gores Group, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and was an investment banker at Donaldson, Lufkin & Jenrette from 1991 to 2000. Mr. Honour began his career at Trammell Crow Company in 1988. Mr. Honour has served on the board of directors of several public and private companies, including Anthem Sports & Entertainment Inc., 1st Choice Delivery, United Language Group, Renters Warehouse, Real Dolmen (REM:BB) and Westwood One, Inc. (formerly Nasdaq: WWON), and is a co-founder of Titan CNG LLC and YapStone Inc. Mr. Honour also served on the boards of EVO Transportation & Energy Services (OTC: EVOA) from 2016 to 2022; Sustainable Opportunities Acquisition Corp. from 2020 to 2021; Appreciate Holdings, Inc. (Nasdaq: SFR) since 2015; Perception Capital Corp. IV since 2023 and Pineapple Energy, Inc. (Nasdaq: PEGY) since 2017. Mr. Honour has served as a director of Spectaire Holdings, Inc. (Nasdaq: SPEC) since November 2023, following its business combination with Perception Capital Corp. II, for which Mr. Honour served as chairman of the board from 2021 to November 2023. Mr. Honour earned a B.S. and B.A., cum laude, in Business Administration and Economics from Pepperdine University and an M.B.A. in Finance and Marketing from the Wharton School of the University of Pennsylvania.

R. Rudolph Reinfrank has served on our board of directors since July 2023. Mr. Reinfrank is the Managing General Partner of Riverford Partners, LLC, a strategic advisory and investment firm which acts as an investor, board member and strategic advisor to growth companies and companies in transition. Prior to founding Riverford, Mr. Reinfrank was a co-founder and a Managing General Partner of Clarity Partners L.P., an $800 million private equity firm focused on media and communications, and a co-founder of Clarity China, L.P., a $220 million private equity partnership with investments in Greater China. Prior to joining Clarity, he was a co-founder and a Managing General Partner of Rader Reinfrank & Co., a private equity fund. His prior experience includes roles as an executive, investor, and advisor across a wide range of industries for the Roy E. Disney and Marvin Davis families. Mr. Reinfrank is a member of the board of directors of MidCap Financial Investment Corp. (formerly Apollo Investment Corporation), a registered investment company and publicly-traded financial services company. Mr. Reinfrank is also a member of the board of directors of Perception Capital Corp. II, Mount Logan Capital, a publicly traded Canadian based asset manager. Mr. Reinfrank was a Senior Advisor to Grafine Partners and an Operating Partner of Nile Capital Group, both private asset management firms. Until 2021, Mr. Reinfrank was a Senior Advisor to BC Partners, a private equity and credit firm. Until November 2018, Mr. Reinfrank was a member of the board of directors of Kayne Anderson Acquisition Corp., and chairman of its audit committee and a member of its compensation committee. Mr. Reinfrank earned a B.A. from Stanford University and an M.B.A from the UCLA Graduate School of Management.

Thomas J. Abood has served on our board of directors since July 2023. Since January 2024, Mr. Abood is a founder, owner and President of Artom Residential Group LLC, a multi-family residential real estate development company. From September 2019 to September 2022, Mr. Abood was CEO and a director of EVO, a national trucking firm serving the USPS and other freight customers. Currently, he sits on the board of directors of Nelson Worldwide LLC, a national architecture, engineering and interior design firm, Perception Capital Corp. IV, and SBH Funds, a mutual fund complex sponsored by Segall Bryant and Hamill and since November 2023, BuilderFax, Inc. He previously served as a director of Perception Capital Corp. II until its business combination in October 2023. From 1994 to 2014, Mr. Abood was an owner and Executive Vice President, General Counsel and Secretary of Dougherty Financial Group LLC. From 1988 to 1994, Mr. Abood was an associate with the law firm of Skadden Arps. Mr. Abood is past Chair of the Archdiocesan Finance Council and Corporate Board of the Archdiocese of St. Paul and Minneapolis, past Chair of the board of directors and executive committee member of Citation Jet Pilots, Inc. owner pilot association, past Chair of the Board and director of MacPhail Center for Music, past Chair of the Board and governor of the University of St. Thomas School of Law, past Chair of the Board and director of the Minnesota Children’s Museum and past President and Governor of The Minikahda Club. Mr. Abood received his J.D. from Georgetown University Law Center, cum laude and his B.B.A. from the University of Notre Dame, magna cum laude.

Karrie Willis has served on our board of directors since July 2023. Ms. Willis is the CFO of SMITH, a full-service digital agency with expertise in commerce, technology, custom architecture and software development. Prior to joining SMITH in 2020, Ms. Willis was the CFO of United Language Group, where she worked for four years. Currently, she is an independent board member and chair of the audit committee of Perception Capital Corp. II, as well as MSA Engineering, a board member and treasurer of The Heroes Journey and executive chair of the Diversity & Inclusion Committee of SMITH, where she also attends all board meetings and presents content as a non-board member. During Ms. Willis’ tenure at United Language Group, she attended all board meetings and presented content as a non-board member. Ms. Willis has over 25 years of experience in financial and board leadership in private, private-equity and family fund sponsored structures. She earned a B.S. in Accounting from the University of Wisconsin LaCrosse and is licensed as a Certified Public Accountant in Minnesota.

Change in Board and Management

Effective as of July 21, 2023, each of Adam Felesky, Ajay Chowdhery, Paul Desmarais III, Steven Jay Freiberg, Stuart Charles Harvey, Jr., G. Thompson Hutton, Seraina Macia and Jason Michael Pate resigned from the Company’s board of directors in accordance with the terms of the Purchase Agreement. Each of Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis were appointed to fill the vacancies left by the departing directors. Also on July 21, 2023, Rick Gaenzle replaced Adam Felesky as Chief Executive Officer, Corey Campbell replaced Ajay Chowdhery as Chief Financial Officer, and Tao Tan and Jim Sheridan joined the Company as Co-Presidents. On August 11, 2023, John Stanfield was appointed Chief Financial Officers of the Company and Corey Campbell ceased to serve in that position effective as of Mr. Stanfield’s appointment. On January 3, 2024, Mr. Sheridan resigned as Co-President of the Company.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of R. Rudolph Reinfrank and Thomas J. Abood, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Scott Honour and Karrie Willis, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Rick Gaenzle, will expire at our third annual meeting of shareholders.

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

Pursuant to an amended and restated registration and shareholder rights agreement entered into on July 21, 2023, upon and following consummation of an initial business combination, the New Sponsor will be entitled to nominate three individuals for election to our board of directors, as long as the New Sponsor holds any securities covered by such agreement.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that R. Rudolph Reinfrank, Thomas Abood and Karrie Willis are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Audit Committee

We have an audit committee comprised of R. Rudolph Reinfrank, Thomas Abood, and Karrie Willis, with Mr. Reinfrank serving as the Chairperson of the audit committee. Our board of directors has determined that each of R. Rudolph Reinfrank, Thomas Abood, and Karrie Willis are independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Reinfrank qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating and Corporate Governance Committee

We have adopted a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are R. Rudolph Reinfrank, Thomas Abood and Karrie Willis, with Mr. Reinfrank serving as Chairperson of the nominating committee. Our board of directors has determined that each member of the nominating committee is independent.

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

Compensation Committee

We have established a compensation committee of the board of directors. Thomas Abood, R. Rudolph Reinfrank and Karrie Willis serve as members of our compensation committee, with Mr. Abood serving as the Chairperson of the compensation committee. Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each member of the compensation committee is independent.

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

Code of Ethics and Committee Charters

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. In addition, a copy of the code of ethics is posted on our website: www.perceptioncapitalpartners.com.

ITEM 11. EXECUTIVE COMPENSATION.

Until the earlier of consummation of our initial business combination and our liquidation, we will (a) reimburse an affiliate of the New Sponsor for office space and secretarial, administrative and other services provided to us in the amount of $10,000 per month; and (b) reimburse the New Sponsor or any of its affiliates for any out-of-pocket expenses (or an allocable portion thereof), to the extent that any of them incurs expenses related to identifying, investigating, negotiating and completing an initial business combination (including any travel expenses). Our executive officers and directors, or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the New Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to the New Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

Effective as of August 11, 2023, we entered into a twelve-month consultant agreement with John Stanfield pursuant to which he agreed to serve as Chief Financial Officer of the Company in exchange for the ability to acquire 5 Class B Units of the New Sponsor, which will correspond to one half of one percent (0.5%) of our Class B ordinary shares held by the New Sponsor. The Company determined the value of the services performed will be recognized over the engagement period. As of December 31, 2023, the share-based compensation expense for this consultant agreement is considered de minimis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 11, 2024, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The following table is based on 10,388,215 ordinary shares of outstanding at April 11, 2024, of which 3,910,370 were Class A ordinary shares and 6,477,845 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The table below does not include the shares of Class A ordinary shares underlying the Private Placement Warrants held by our Sponsor because these securities are not exercisable within 60 days of this Annual Report.

	Class B ordinary shares		Class A ordinary shares
Name and Address of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class(2)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Approximate Percentage of Voting Control
Perception Capital Partners IIIA LLC (the New Sponsor)(3)	4,215,230	66.7%	-		-	40.6%
Rick Gaenzle	-	-	-		-	-
John Stanfield	-	-	-		-	-
Tao Tan	-	-	-		-	-
Scott Honour	-	-	-		-	-
R. Rudolph Reinfrank	-	-	-		-	-
Thomas J. Abood	-	-	-		-	-
Karrie Willis	-	-	-		-	-
All officers and directors as a group (seven individuals)	-	-	-		-	-
Five Percent Holders
PFTA I LP (the Initial Sponsor)(4)	2,107,615	33.3%	-		-	20.3%
Periscope Capital Inc.(5)	-	-	349,599	(5)	5.5%	3.4%
Dryden Capital, LLC(6)	-	-	200,000	(6)	5.1%	2.0%
Polar Asset Management Partners Inc.(7)	-	-	200,000	(7)	5.1%	2.0%
Fir Tree Capital Management LP(8)			198,764	(8)	5.1%	2.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 3109 W. 50th Street, #207, Minneapolis, MN 55410.

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.
(3)	Perception Capital Partners IIIA LLC, the New Sponsor, is the record holder of such shares. On July 21, 2023, the Initial Sponsor sold 4,215,230 Class B ordinary shares to the New Sponsor, pursuant to the Purchase Agreement.
(4)	PFTA I LP, the Initial Sponsor, is the record holder of such shares. The Initial Sponsor is controlled by its general partner, PFTA I GP, Inc. (“PFTA GP”). PFTA GP is managed by a board of directors, comprised of three members, Adam Felesky, Sacha Haque and Stephan Klee. Each director has one vote, and the approval of a majority is required to approve any action of PFTA GP, in its individual capacity or its capacity as the general partner of the Initial Sponsor. Under the “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the Initial Sponsor. Based upon the foregoing analysis, no individual director of PFTA GP exercises voting or dispositive control over any of the securities held by PFTA GP or our Sponsor, even those in which he or she holds a direct pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(5)	Based solely on the Schedule 13G/A filed by Periscope Capital Inc. (“Periscope”) with the SEC on February 9, 2024. Periscope, which is the beneficial owner of 126,494 Class A ordinary shares, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 223,105 Class A ordinary shares. The business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(6)	Includes Class A ordinary shares beneficially held by Dryden Capital, LLC, a Delaware limited liability company (“Dryden”), based solely on the Schedule 13G filed by Dryden with the SEC on February 13, 2024. The business address of Dryden is 777 Brickell Ave, Suite 500, Miami FL 33131.
(7)	Includes Class A ordinary shares beneficially held by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the Class A ordinary shares directly held by PMSMF, based solely on the Schedule 13G/A filed by Polar, with the SEC on February 9, 2024. The business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(8)	Includes Class A ordinary shares beneficially held by Fir Tree Capital Management LP, a Delaware limited partnership and investment adviser (“Fir Tree”), based solely on the Schedule 13G filed by Fir Tree with the SEC on February 14, 2024. The business address of Fir Tree is 500 5th Avenue, 9th Floor, New York, New York 10110.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On March 22, 2021, the Initial Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Initial Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Initial Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of December 31, 2023 and December 31, 2022, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

The sale or transfers of the Founders Shares to independent directors and advisors on April 30, 2021, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The fair value at the grant date is deemed to be de minimis. As of December 31, 2023 and December 31, 2022, the Company determined that a Business Combination was not considered probable because no Business Combination has been completed, and therefore, no stock-based compensation expense has been recognized.

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

On July 21, 2023, the Initial Sponsor sold 4,215,230 Class B ordinary shares (“Transferred Shares”) and 4,392,123 Private Placement Warrants (“Transferred Warrants” and collectively with the Transferred Shares, the “Transferred Securities”) to the New Sponsor, pursuant to the Purchase Agreement dated July 12, 2023 for an aggregate purchase price of $1.00. Pursuant to the Purchase Agreement, up to 650,000 Transferred Shares (the “Extension Shares”) may be assigned to or transferred by the Initial Sponsor to certain investors who have entered into non-redemption agreements and up to 1,457,615 Transferred Shares (the “Financing Shares”) may be assigned or transferred in Sponsors’ sole discretion in connection with obtaining additional bona fide financing for the Company prior to the Business Combination.

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

Share Based Compensation

Effective as of August 11, 2023, the Company entered into a twelve-month consultant agreement with John Stanfield, pursuant to which he has agreed to serve as Chief Financial Officer of the Company in exchange for the ability to acquire 5 Class B Units of the Sponsor, which will correspond to one half of one percent (0.5%) of our Class B ordinary shares held by the Sponsor. The Company determined the value of the services performed will be recognized over the engagement period. As of December 31, 2023, the share-based compensation expense for this consultant agreement is considered de minimis.

Cancelled Promissory Note - Related Party

On March 22, 2021, the Initial Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. We borrowed approximately $181,000 under the Note. On August 31, 2021, we repaid the Note in full.

On April 5, 2023, the Company issued a promissory note (the “Promissory Note”) to the Initial Sponsor, pursuant to which the Company was entitled to borrow up to $1,250,000 from the Initial Sponsor to fund the Company’s working capital expenses prior to completion of any potential initial Business Combination. Also on April 5, 2023, the Company made a draw on the Promissory Note of $1,250,000. The Promissory Note was non-interest bearing and payable on the earlier of July 23, 2023 and the date on which the Company consummates a Business Combination. On July 21, 2023, the Initial Sponsor cancelled and forgave the Promissory Note in connection with the closing under the Purchase Agreement. As of December 31, 2023, there were no amounts outstanding under this Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsors, one or more affiliate of the Company’s sponsors, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capita Loans. As of December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

Registration Rights Agreement

Pursuant to a registration rights agreement originally entered into on July 21, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 nder the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Company recognized approximately $514,000 and $998,000 in connection with such services for the year ended December 31, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying statements of operations. The Company owes the Sponsor approximately $0 and $741,000 for the period ended December 31, 2023 and 2022, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the balance sheets. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement.

The Initial Sponsor had paid expenses on behalf of the Company prior to the Company’s Initial Public Offering in an amount of approximately $433,000, for which approximately $272,000 was related to offering costs. The Company repaid the amount to the Initial Sponsor on August 1, 2021. As of December 31, 2023 and 2022, there were no amounts outstanding due to any sponsor for offering costs.

Underwriter’s Agreement

We granted the underwriters a 45-day option to purchase up to 3,600,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units and forfeited the option to exercise the remaining 1,688,621 Units.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $5,182,275. In addition, the underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $9,068,983.

On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $298,484 of income and $6,231,184 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of December 31, 2023 and December 31, 2022, the deferred underwriting fee payable was $0 and $2,539,315, respectively.

Non-Redemption Agreements

On July 14, 2023, July 17, 2023, July 18, 2023 and July 19, 2023, the Company and the Initial Sponsor entered into non- redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,166,667 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), of the Company sold in its initial public offering (the “IPO”) at the extraordinary general meeting called by the Company to, among other things, approve an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial Business Combination from 24 months from the completion of the Company’s IPO to 36 months from the completion of the Company’s IPO or such earlier date as is determined by the board of directors of the Company to be in the best interests of the Company (the “Extension”). In consideration of the Non-Redemption Agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees or transferees) has agreed to surrender and forfeit to the Company for no consideration an aggregate of approximately 0.6 million shares of the Company’s Class B ordinary shares, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of Class A ordinary shares equal to those underlying the Forfeited Shares.

The Non-Redemption Agreements are accounted for under Topic 5T which concludes that the fair value of the shares transferred will be recorded within equity upon the date the shares are granted to the holder, which is the date a business combination is consummated.

Subscription Agreement

On August 1, 2023, the Company entered into the Subscription Agreement with Polar Multi-Strategy Master Fund and the Sponsor, pursuant to which the parties agreed, among other things, that: (i) the Investor will make Investor Capital Contribution to Sponsor in an aggregate amount of $1,300,000 as follows: (i) an initial tranche of $650,000, to be paid within five business days of the date of the Subscription Agreement, (ii) a second tranche of up to $325,000, to be paid following the Company’s announcement of executing an agreement for the Company’s initial business combination, and (iii) a third tranche of up to $325,000, to be paid after the Company files an initial registration statement with the SEC related to initial business combination. At the request of the Sponsor, the Investor may agree, in its sole discretion, to fund up to an additional $200,000 at any time; (ii) the Investor Capital Contribution will in turn be loaned the SPAC Loan by the Sponsor to the Company to cover working capital expenses. The SPAC Loan will not accrue interest and will be repaid by the Company upon the De-SPAC Closing. The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the date of receipt. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common stock at a rate of one share of Class A common stock for each $10 of the Capital Contribution; (iii) in consideration of the Investor Capital Contribution, at the De-SPAC Closing the Company will issue to the Investor 0.9 shares of Class A Common Stock for each dollar of the Investor Capital Contribution funded by the Investor, which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the De-SPAC Closing or, if no such registration statement is filed in connection with the De-SPAC Closing, pursuant to the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing; and (iv) if the Company liquidates without consummating a De-SPAC, any amounts remaining in the Sponsor or the Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, review of our quarterly financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022, including services rendered in connection with our initial public offering, totaled approximately $117,643 and $77,250 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2023 and 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of February 6, 2024, by and among Perception Capital Corp. III, RBio Energy Holdings Corp., Perception RBio Merger Sub, and RBio Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on February 12, 2024). +
3.1	Amended and Restated Memorandum and Articles of Association, dated July 20, 2021, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on July 23, 2021).
3.2	Amendments to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on July 26, 2023).
3.3	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on October 16, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
4.4	Warrant Agreement, dated July 20, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40639), filed with the Securities and Exchange Commission on March 13, 2023).
10.1	Letter Agreement, dated July 20, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.2	Promissory Note, dated as of March 22, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
10.3	Registration and Shareholder Rights Agreement, dated July 20, 2021, among the Company, the Sponsor and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated July 20, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.5	Administrative Services Agreement, dated July 20, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.6	Securities Subscription Agreement, dated March 22, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-257185), filed with the Securities and Exchange Commission on June 21, 2021).
10.8	Investment Management Trust Account Agreement, dated July 20, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.8(a)	Amendment No. 1 to Investment Management Trust Account Agreement, dated July 27, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee.*
10.9	Underwriting Agreement, dated as of July 20, 2021, by and between the Company, Goldman Sachs & Co. LLC and BTIG, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 23, 2021).
10.10	Promissory Note, dated April 5, 2023, between the Company and PFTA I LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on April 11, 2023).
10.11	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 14, 2023).
10.12	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639, filed with the Securities and Exchange Commission on July 20, 2023).
10.13	Subscription Agreement dated August 1, 2023, by and among Polar Multi-Strategy Master Fund, Portage Fintech Acquisition Corporation and Perception Capital Partners IIIA, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on August 7, 2023).
10.14	Amended and Restated Letter Agreement, dated July 21, 2023, by and among the Company, PFTA I, LP et al. and Perception Capital Partners IIIA LLC et al. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40639, filed with the Securities and Exchange Commission on August 21, 2023).
10.15	Consultant Agreement, dated August 11, 2023, by and between the Company and John Stanfield (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40639), filed with the Securities and Exchange Commission on November 20, 2023).†
10.16	Sponsor Support Agreement, dated as of February 6, 2024, by and among Perception Capital Corp. III, Perception Capital Partners IIIA LLC, and RBio Energy Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on February 12, 2024).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97.1	Perception Capital Corp. III Policy for Recovery of Erroneously Awarded Compensation.*
101.INS	iXBRL Instance Document*
101.SCH	iXBRL Taxonomy Extension Schema*
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase* 101.DEF iXBRL Taxonomy Extension Definition Linkbase* 101.LAB iXBRL Taxonomy Extension Label Linkbase* 101.PRE iXBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)*

*	Filed herewith
**	Furnished herewith
†	Management compensatory contract or arrangement.
+	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2024

PERCEPTION CAPITAL CORP. III

By:	/s/ Rick Gaenzle
	Name:	Rick Gaenzle
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Rick Gaenzle	Chief Executive Officer and Director	April 16, 2024
Rick Gaenzle	(Principal Executive Officer)

/s/ John Stanfield	Chief Financial Officer	April 16, 2024
John Stanfield	(Principal Financial and Accounting Officer)

/s/ Scott Honour	Chairman of the Board of Directors	April 16, 2024
Scott Honour

/s/ R. Rudolph Reinfrank	Director	April 16, 2024
R. Rudolph Reinfrank

/s/ Thomas J. Abood	Director	April 16, 2024
Thomas J. Abood

/s/ Karrie Willis	Director	April 16, 2024
Karrie Willis

PERCEPTION CAPITAL CORP. III

INDEX TO FINANCIAL STATEMENTS

PERCEPTION CAPITAL CORP. III

(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Perception Capital Corp. III

(f/k/a Portage Fintech Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perception Capital Corp. III (f/k/a Portage Fintech Acquisition Corporation) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities on or before July 23, 2024. The Company entered into a business combination agreement with a business combination target on February 6, 2024; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to July 23, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after July 23, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

April 16, 2024

PERCEPTION CAPITAL CORP. III

(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$102,925	$368,687
Prepaid expenses	302,339	497,054
Total current assets	405,264	865,741

Investments held in Trust Account	41,678,895	263,269,821
Total Assets	$42,084,159	$264,135,562

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,213,065	$1,859,194
Total current liabilities	1,213,065	1,859,194

Subscription agreement liability	650,000	-
Warrant liabilities	1,827,037	3,045,062
Deferred underwriting fee payable	-	2,539,315
Total liabilities	3,690,102	7,443,571

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption; 3,910,370 and 25,911,379 shares at redemption value as of December 31, 2023 and 2022, respectively	41,678,895	263,269,821

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding (excluding 3,910,370 and 25,911,379 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,477,845 shares issued and outstanding as of December 31, 2023 and 2022, respectively	648	648
Additional paid-in capital	-	2,626,104
Accumulated deficit	(3,285,486)	(9,204,582)
Total Shareholders’ Deficit	(3,284,838)	(6,577,830)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$42,084,159	$264,135,562

The accompanying notes are an integral part of the financial statements.

PERCEPTION CAPITAL CORP. III

(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Operating expenses:
General and administrative expenses	$3,285,023	$2,721,330
Loss from operations	(3,285,023)	(2,721,330)

Other income:
Change in fair value of warrant liabilities	1,218,025	6,857,978
Other income attributable to derecognition of deferred underwriting fee allocated to offering costs	352,969	298,484
Forgiveness of debt	1,333,584	-
Investment income earned on Trust Account	7,528,510	4,120,869
Total other income	10,433,088	11,277,331

Net income	$7,148,065	$8,556,001

Weighted average Class A ordinary shares outstanding, basic and diluted	16,206,824	25,911,379
Basic and diluted net income per ordinary share, Class A	$0.32	$0.26
Weighted average Class B ordinary shares outstanding, basic and diluted	6,477,845	6,477,845
Basic and diluted net income per ordinary share, Class B	$0.32	$0.26

The accompanying notes are an integral part of the financial statements.

PERCEPTION CAPITAL CORP. III

(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	-	$-	6,477,845	$648	-	$(17,209,632)	$(17,208,984)

Reduction of deferred underwriter fees	-	-	-	-	6,231,184	-	6,231,184

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(3,605,080)	(550,951)	(4,156,031)

Net income	-	-	-	-	-	8,556,001	8,556,001

Balance – December 31, 2022	-	$-	6,477,845	$648	$2,626,104	$(9,204,582)	$(6,577,830)

Reduction of deferred underwriter fees	-	-	-	-	2,186,346	-	2,186,346

Debt forgiven by initial sponsor PFTA I LP (Note 6)	-	-	-	-	1,487,092	-	1,487,092

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(6,299,542)	(1,228,969)	(7,528,511)

Net income	-	-	-	-	-	7,148,065	7,148,065

Balance – December 31, 2023	-	$-	6,477,845	$648	$-	$(3,285,486)	$(3,284,838)

The accompanying notes are an integral part of the financial statements.

PERCEPTION CAPITAL CORP. III

(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net income	$7,148,065	$8,556,001
Adjustments to reconcile net income to net cash used in operating activities:
Investment income from Trust Account	(7,528,510)	(4,120,869)
Reduction of deferred underwriter fee payable	(352,969)	(298,484)
Change in fair value of warrant liabilities	(1,218,025)	(6,857,978)
Forgiveness of debt	(1,333,584)	-
Changes in operating assets and liabilities:
Prepaid expenses	194,715	831,397
Accrued expenses	924,546	1,088,571
Net cash used in operating activities	(2,165,762)	(801,362)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	229,119,437	-
Net cash provided by investing activities	229,119,437	-

Cash Flows from Financing Activities:
Proceeds from subscription agreement liability	650,000	-
Proceeds from promissory note - related party	1,250,000	-
Payments for redemptions of Class A ordinary shares	(229,119,437)	-
Net cash used in financing activities	(227,219,437)	-

Net Change in Cash	(265,762)	(801,362)
Cash – Beginning	368,687	1,170,049
Cash – Ending	$102,925	$368,687

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption value	$7,528,511	$4,156,031
Reduction of deferred underwriter fees	$2,539,315	$6,529,668
Debt forgiven by initial sponsor PFTA I LP	$1,487,092	$-

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

The Company incurred offering costs in the Initial Public Offering totaling $14,355,016, consisting of $4,800,000 of underwriting fees, $8,400,000 of deferred underwriting fees, and $1,155,016 of other offering costs (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,333,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Initial Sponsor, generating gross proceeds of $9,500,000 (see Note 5 and Note 9).

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

Going Concern, Liquidity and Management’s Plans

As of December 31, 2023, the Company had $102,925 in its operating bank account and working capital deficit of $807,801.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of December 31, 2023, management determined it should revise its previously reported financial statements for the periods ended September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023 due to identified immaterial errors. The Company previously accounted for its remeasurement of Class A ordinary shares to redemption value against accumulated deficit, rather than accounting for the remeasurement against additional paid-in capital when there was a balance. As a result, additional paid-in capital was overstated and accumulated deficit was understated. The impact of the error affects the balance sheets and statements of changes in shareholders’ deficit for the three and nine months ended September 30, 2022, year ended December 31, 2022, three months ended March 31, 2023, three and six months ended June 30, 2023 and three and nine months ended September 30, 2023.

The revision had no impact on the Company’s cash position or amount held in the trust account.

The Company concluded that the impact of applying correction for these errors and misstatements on the aforementioned financial statements is not material.

The impact of the revision on the Company’s financial statements is reflected in the following tables:

Unaudited Condensed Balance Sheet as of September 30, 2022	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	6,231,184	(1,482,224)	4,748,960
(Accumulated Deficit) Retained Earnings	(11,894,629)	1,482,224	(10,412,405)

Balance Sheet as of December 31, 2022	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	6,231,184	(3,605,080)	2,626,104
(Accumulated Deficit) Retained Earnings	(12,809,662)	3,605,080	(9,204,582)

Unaudited Condensed Balance Sheet as of March 31, 2023	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	6,231,184	(6,231,184)	-
(Accumulated Deficit) Retained Earnings	(12,334,324)	6,231,184	(6,103,140)

Unaudited Condensed Balance Sheet as of June 30, 2023	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	8,417,530	(8,417,530)	-
(Accumulated Deficit) Retained Earnings	(11,517,577)	8,417,530	(3,100,047)

Unaudited Condensed Balance Sheet as of September 30, 2023	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	9,904,622	(9,571,976)	332,646
(Accumulated Deficit) Retained Earnings	(11,593,628)	9,571,976	(2,021,652)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2022	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	6,231,184	(1,482,224)	4,748,960
(Accumulated Deficit) Retained Earnings	(11,894,629)	1,482,224	(10,412,405)

Statement of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	6,231,184	(3,605,080)	2,626,104
(Accumulated Deficit) Retained Earnings	(12,809,662)	3,605,080	(9,204,582)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2023	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	6,231,184	(6,231,184)	-
(Accumulated Deficit) Retained Earnings	(12,334,324)	6,231,184	(6,103,140)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Six Months Ended June 30, 2023	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	8,417,530	(8,417,530)	-
(Accumulated Deficit) Retained Earnings	(11,517,577)	8,417,530	(3,100,047)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2023	As Reported	Adjustment	As Adjusted
Additional Paid in Capital	9,904,622	(9,571,976)	332,646
(Accumulated Deficit) Retained Earnings	(11,593,628)	9,571,976	(2,021,652)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022. The Company had $102,925 and $368,687 of cash as of December 31, 2023 and 2022, respectively.

Investments Held in Trust Account

On July 27, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to July 27, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as “Trading Securities” in accordance with ASC 320 “Investments – Debt Securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in investment income earned on Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2023 the Company had withdrawn a total of $229,119,437 from the Trust Account solely to satisfy payment obligations in connection with the redemptions of Class A ordinary shares as discussed further in Note 1.

Warrant Liabilities

The Company evaluated the Public Warrants and the Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The dissolution expense of $100,000 is not included in the redemption value of the Class A ordinary shares subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2023 and 2022, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

	Change in Class A ordinary shares	Change in redemption value
Class A ordinary shares subject to possible redemption at December 31, 2021	25,911,379	$259,113,790
Add:
Remeasurement of carrying value to redemption value	-	4,156,031
Class A ordinary shares subject to possible redemption at December 31, 2022	25,911,379	$263,269,821
Less:
Redemptions	(22,001,009)	(229,119,437)
Add:
Remeasurement of carrying value to redemption value	-	7,528,511
Class A ordinary shares subject to possible redemption at December 31, 2023	3,910,370	$41,678,895

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$5,106,860	$2,041,205	$6,844,801	$1,711,200
Denominator:
Basic and diluted weighted average shares outstanding	16,206,824	6,477,845	25,911,379	6,477,845
Basic and diluted net income per ordinary share	$0.32	$0.32	$0.26	$0.26

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

Forgiveness of Debt

On July 5, 2023, Kirkland & Ellis LLP agreed to waive outstanding legal fees totaling $1,483,584, in exchange for cash payment in the amount of $150,000 which will be repaid by the Initial Sponsor. Accordingly, $1,333,584 has been recorded as forgiveness of debt on the statement of operations and $150,000 is included in the contribution for debt forgiven by Initial Sponsor on the statement of changes in shareholders’ deficit.

On April 5, 2023, the Company issued a promissory note (the “Promissory Note”) to the Initial Sponsor, pursuant to which the Company may borrow up to $1,250,000 from the Initial Sponsor to fund the Company’s working capital expenses prior to completion of any potential initial Business Combination. Also on April 5, 2023, the Company made a draw on the Promissory Note of $1,250,000. The Promissory Note was non-interest bearing and payable on the earlier of July 23, 2023 and the date on which the Company consummates a Business Combination. On July 21, 2023, the Initial Sponsor cancelled and forgave the outstanding balance on the Promissory Note of $1,250,000 in connection with the closing under the Purchase Agreement. The total recorded as contribution in debt forgiven by Initial Sponsor on the statement of shareholders’ deficit is $1,487,092.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrants (see Note 10).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On July 23, 2021, the Company sold 24,000,000 Units at $10.00 per Unit, generating gross proceeds of $240,000,000, and incurring offering costs totaling $14,355,016, consisting of $4,800,000 of underwriting fees, $8,400,000 of deferred underwriting fees and $1,155,016 of other offering costs. On August 5, 2021, the Company completed the sale of additional 1,911,379 Over-Allotment Units to the underwriters, generating gross proceeds of $19,113,790, and incurring offering costs totaling $1,051,258, consisting of $382,275 of underwriting fees and $668,983 of deferred underwriting fees (see Note 7).

Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary shares at an exercise price of $11.50 per whole share (see Note 9).

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Initial Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Initial Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Initial Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of December 31, 2023 and 2022, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

The sale or transfers of the Founders Shares to independent directors and advisors on April 30, 2021, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The fair value at the grant date is deemed to be de minimis. As of December 31, 2023 and 2022, the Company determined that a Business Combination was not considered probable because no Business Combination has been completed, and therefore, no stock-based compensation expense has been recognized.

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

Share Based Compensation

Effective as of August 11, 2023, the Company entered into a twelve-month consultant agreement with John Stanfield, pursuant to which he has agreed to serve as Chief Financial Officer of the Company in exchange for the ability to acquire 5 Class B Units of the Managing Sponsor, which will correspond to one half of one percent (0.5%) of our Class B ordinary shares held by the Managing Sponsor. As of December 31, 2023, the share-based compensation expense for this consultant agreement is considered de minimis.

Cancelled Promissory Note — Related Party

On March 22, 2021, the Initial Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of December 31, 2023 and 2022, there were no amounts outstanding on the Note.

On April 5, 2023, the Company issued a promissory note (the “Promissory Note”) to the Initial Sponsor, pursuant to which the Company was entitled to borrow up to $1,250,000 from the Initial Sponsor to fund the Company’s working capital expenses prior to completion of any potential initial Business Combination. Also on April 5, 2023, the Company made a draw on the Promissory Note of $1,250,000. The Promissory Note was non-interest bearing and payable on the earlier of July 23, 2023 and the date on which the Company consummates a Business Combination. On July 21, 2023, the Initial Sponsor cancelled and forgave the Promissory Note in connection with the closing under the Purchase Agreement. As of December 31, 2023, there were no amounts outstanding under this Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsors, one or more affiliate of the Company’s sponsors, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, there were no amounts outstanding under the Working Capital Loans.

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

The Company recognized approximately $514,000 and $998,000 in connection with such services for the year ended December 31, 2023 and 2022, respectively, which is included in general and administrative expenses in the accompanying statements of operations. The Company owed the Sponsor approximately $0 and $741,000 for the period ended December 31, 2023 and 2022, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the balance sheets.

The Initial Sponsor had paid expenses on behalf of the Company prior to the Company’s Initial Public Offering in an amount of approximately $433,000, for which approximately $272,000 was related to offering costs. The Company repaid the amount to the Initial Sponsor on August 31, 2021. As of December 31, 2023 and 2022, there were no amounts outstanding due to any sponsor for offering costs.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $298,484 of income and $6,231,184 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of December 31, 2023 and 2022, the deferred underwriting fee payable was $0 and $2,539,315, respectively.

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

The Non-Redemption Agreements are accounted for under Topic 5T which concludes that the fair value of the shares transferred will be recorded within equity upon the date the shares are granted to the holder, which is the date a business combination is consummated.

CCM Engagement

On July 17, 2023, the Company entered into an engagement letter with J.V.B Financial Group, acting through its Cohen & Company Capital Markets division (“CCM”) to obtain capital markets advisory services in connection with seeking an extension for completing a business combination, capital market advisory services in connection with a possible business combination transaction with an unaffiliated third party (the “Target”) and to act as the Company’s placement agent in connection with raising capital. CCM would be entitled to an advisor fee of $2.0 million and a transaction fee of an amount equal to 5% of the sum of the gross proceeds raised from investors and received by the Company or Target plus proceeds released from the Trust Account with respect to any of the Class A ordinary shares that did not redeem such shares in connection with the extension or the business combination. If the gross proceeds raised from investors is $3,000,000 or less, the Company may elect to pay the portion of the fee related to the offering in the form of an equivalent dollar amount of Class A ordinary shares or equivalent equity of the post-business combination company, which shares shall be delivered four (4) business days following the closing of the sale transaction as determined by the Company. The shares, if issued, shall be duly authorized, validly issued, paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the delivery of the shares and will be delivered in book entry form in the name of and delivered to CCM (or its designee) four (4) business days following the closing of the transaction. In addition, up to 50% of the advisor fee may be paid in shares as described above in the case of gross proceeds raised from investors. Pursuant to the engagement letter, the advisor fee cannot be less than $1,000,000.

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

The Subscription Agreement is accounted for under ASC 470 which concludes that all proceeds received from issuance will be recorded as a liability, at par value, on the balance sheets. As of December 31, 2023, the Subscription Agreement liability is $650,000 and included on the balance sheet.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of par value $0.0001 per share. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were no Class A ordinary shares issued or outstanding (excluding 3,910,370 and 25,911,379 shares then subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Initial Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. As of December 31, 2023 and 2022, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

NOTE 10. FAIR VALUE MEASUREMENTS

At December 31, 2023, assets held in the Trust Account were comprised of $41,678,895 in cash and $0 in U.S. Treasury securities or money market funds. Through December 31, 2023, the trustee withdrew $229,119,437 from the Trust Account in connection with redemptions. At December 31, 2022, assets held in the Trust Account were comprised of $263,269,821 in U.S. Treasury securities or money market funds.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account(1)	1	$-	$263,269,821
Liabilities:
Private Placement Warrants(2)	2	790,582	1,317,637
Public Warrants(2)	2	1,036,455	1,727,425

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

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

NOTE 11. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of December 31, 2023 through the date these financial statements were issued. Based upon the review, other than noted below, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On February 6, 2024, the Company (“PC3”) entered into a business combination agreement (the “Business Combination Agreement”) with RBio Energy Holdings Corp., a Delaware corporation (“NewPubco”), Perception RBio Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of NewPubco (“Merger Sub”), and RBio Energy Corporation, a Delaware corporation (“RBio Energy”).

Pursuant to the Business Combination Agreement, among other things, (i) the holders (whether one or more) of the common stock of RBio Energy (the “RBio Energy Stockholders”) will exchange all of their shares of common stock of RBio Energy (“RBio Common Stock”) for shares of common stock of NewPubco (the “Share Exchange”), as a result of which RBio Energy will become a direct wholly owned subsidiary of NewPubco, and (ii) Merger Sub will merge with and into PC3, with PC3 surviving such merger as a wholly-owned subsidiary of NewPubco (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transaction” and the closing of the Transaction, the “Closing”).