Form 10-Q
period 2024-03-31
Perception Capital Corp. III
filed 2024-05-21
CIK 1853580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, 3,910,370 Class A ordinary shares, par value $0.0001 per share, and 6,477,845 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PERCEPTION CAPITAL CORP. III

(F/K/A PORTAGE FINTECH ACQUISITION CORPROATION)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$255,517	$102,925
Prepaid expenses	234,876	302,339
Total current assets	490,393	405,264

Cash held in Trust Account	42,112,451	41,678,895
Total Assets	$42,602,844	$42,084,159

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,774,957	$1,213,065
Total current liabilities	1,774,957	1,213,065

Subscription agreement liability	975,000	650,000
Warrant liabilities	835,869	1,827,037
Total liabilities	3,585,826	3,690,102

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 3,910,370 shares at redemption value as of March 31, 2024 and December 31, 2023	42,112,451	41,678,895

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued or outstanding (excluding 3,910,370 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 6,477,845 shares issued and outstanding as of March 31, 2024 and December 31, 2023	648	648
Additional paid-in capital	-	-
Accumulated deficit	(3,096,081)	(3,285,486)
Total Shareholders’ Deficit	(3,095,433)	(3,284,838)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$42,602,844	$42,084,159

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
General and administrative expenses	$801,763	$590,434
Loss from operations	(801,763)	(590,434)

Other income:
Change in fair value of warrant liabilities	991,168	1,065,772
Interest and investment income earned on Trust Account	433,556	2,747,359
Total other income	1,424,724	3,813,131

Net income	$622,961	$3,222,697

Weighted average Class A ordinary shares outstanding, basic and diluted	3,910,370	25,911,379
Basic and diluted net income per ordinary share, Class A	$0.06	$0.10

Weighted average Class B ordinary shares outstanding, basic and diluted	6,477,845	6,477,845
Basic and diluted net income per ordinary share, Class B	$0.06	$0.10

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	-	$-	6,477,845	$648	$-	$(3,285,486)	$(3,284,838)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(433,556)	(433,556)

Net income	-	-	-	-	-	622,961	622,961

Balance – March 31, 2024	-	$-	6,477,845	$648	$-	$(3,096,081)	$(3,095,433)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	-	$-	6,477,845	$648	$2,626,104	$(9,204,582)	$(6,577,830)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(2,626,104)	(121,255)	(2,747,359)

Net income	-	-	-	-	-	3,222,697	3,222,697

Balance – March 31, 2023	-	$-	6,477,845	$648	$-	$(6,103,140)	$(6,102,492)

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$622,961	$3,222,697
Adjustments to reconcile net income to net cash used in operating activities:
Interest and investment income from Trust Account	(433,556)	(2,747,359)
Change in fair value of warrant liabilities	(991,168)	(1,065,772)
Changes in operating assets and liabilities:
Prepaid expenses	67,463	161,067
Accrued expenses	561,892	313,475
Net cash used in operating activities	(172,408)	(115,892)

Cash Flows from Financing Activities:
Proceeds from subscription agreement liability	325,000	-
Net cash provided by financing activities	325,000	-

Net Change in Cash	152,592	(115,892)
Cash – Beginning	102,925	368,687
Cash – Ending	$255,517	$252,795

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption value	$433,556	$2,747,359

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Perception Capital Corp. III (the “Company” or “PC3”) is a blank check company incorporated in the Cayman Islands on March 17, 2021. Effective October 11, 2023, the Company changed its name from “Portage Fintech Acquisition Corporation.” The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities and cash held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

On February 6, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement” or “BCA”) with RBio Energy Holdings Corp., a Delaware corporation and a wholly owned subsidiary of PC3 (“NewPubco”), Perception RBio Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of NewPubco (“Merger Sub”), and RBio Energy Corporation, a Delaware corporation (“RBio Energy”).

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

Going Concern, Liquidity and Management’s Plans

As of March 31, 2024, the Company had $255,517 in its operating bank account and working capital deficit of $1,284,564.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 16, 2024.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, RBio Energy Holdings Corp., a Delaware corporation. There has been no intercompany activity since inception.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023. The Company had $255,517 and $102,925 of cash as of March 31, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

On July 27, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to July 27, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as “Trading Securities” in accordance with ASC 320 “Investments – Debt Securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in investment income earned on Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2024 the Company had withdrawn a total of $229,119,437 from the Trust Account solely to satisfy payment obligations in connection with the redemptions of Class A ordinary shares as discussed further in Note 1.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The dissolution expense of $100,000 is not included in the redemption value of the Class A ordinary shares subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

	Change in Class A ordinary shares	Change in redemption value
Class A ordinary shares subject to possible redemption at December 31, 2022	25,911,379	$263,269,821
Less:
Redemptions	(22,001,009)	(229,119,437)
Add:
Remeasurement of carrying value to redemption value	-	7,528,511
Class A ordinary shares subject to possible redemption at December 31, 2023	3,910,370	$41,678,895
Add:
Remeasurement of carrying value to redemption value	-	433,556
Class A ordinary shares subject to possible redemption at March 31, 2024	3,910,370	$42,112,451

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$234,497	$388,464	$2,578,158	$644,539
Denominator:
Basic and diluted weighted average shares outstanding	3,910,370	6,477,845	25,911,379	6,477,845
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.10	$0.10

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

Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-third of one redeemable warrant (“Public Warrant”. Each whole Public Warrant entitles the holder to purchase one Class A ordinary shares at an exercise price of $11.50 per whole share (see Note 8).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Initial Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Initial Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Initial Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. As of March 31, 2024 and December 31, 2023, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

The sale or transfers of the Founders Shares to independent directors and advisors on April 30, 2021, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The fair value at the grant date is deemed to be de minimis. As of March 31, 2024 and December 31, 2023, the Company determined that a Business Combination was not considered probable because no Business Combination has been completed, and therefore, no stock-based compensation expense has been recognized.

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

Share Based Compensation

Effective as of August 11, 2023, the Company entered into a twelve-month consultant agreement with John Stanfield, pursuant to which he has agreed to serve as Chief Financial Officer of the Company in exchange for the ability to acquire 5 Class B Units of the Managing Sponsor, which will correspond to one half of one percent (0.5%) of our Class B ordinary shares held by the Managing Sponsor. As of March 31, 2024, the share-based compensation expense for this consultant agreement is considered de minimis.

Cancelled Promissory Note — Related Party

On March 22, 2021, the Initial Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding on the Note.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsors, one or more affiliate of the Company’s sponsors, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

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

The Company recognized approximately $0 and $228,000 in connection with such services for the three months ended March 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the accompanying statements of operations. The Company owed the Sponsor $0 for the period ended March 31, 2024 and December 31, 2023, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the balance sheets. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement on July 21, 2023.

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

On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $298,484 of income and $6,231,184 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of March 31, 2024 and December 31, 2023, the deferred underwriting fee payable was $0.

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

The Subscription Agreement is accounted for under ASC 470 which concludes that all proceeds received from issuance will be recorded as a liability, at par value, on the balance sheets. As of March 31, 2024 and December 31, 2023, the Subscription Agreement liability is $975,000 and $650,000 included on the balance sheets, respectively.

Business Combination Agreement

On February 6, 2024, the Company entered into a business combination agreement (the “Business Combination Agreement”) with RBio Energy Holdings Corp., a Delaware corporation and a wholly owned subsidiary of PC3 (“NewPubco”), Perception RBio Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of NewPubco (“Merger Sub”), and RBio Energy Corporation, a Delaware corporation (“RBio Energy”).

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

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, RBio Energy and the Company entered into the Sponsor Support Agreement, pursuant to which, among other things, (i) Sponsor will vote its shares of the Company in favor of the Business Combination Agreement and the Transaction, and any other proposal submitted for approval by the shareholders of the Company in connection with the Transaction and against any action, agreement, transaction or proposal that would result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the BCA, (ii) Sponsor will agree to not demand that the Company redeem Sponsor’s Ordinary Shares in connection with the Transaction, and not to otherwise participate in any such redemption by tendering or submitting any of such shares for redemption, (iii) Sponsor will waive certain anti-dilution provisions of its the Company’s Ordinary Shares set forth in the Company’s amended and restated memorandum and articles of incorporation, and any and all other anti-dilution rights, in connection with the Transaction with respect to each Class B ordinary share of the Company held by Sponsor, and (iv) at the Closing and upon the written notice of RBio Energy, Sponsor will forfeit up to all of the private placement warrants of the Company (the “PC3 Private Placement Warrants”). Thereafter, in connection with any Potential Financing, Sponsor will cause the Company to issue new warrants exercisable at the same price per share for up to the number of the Company’s Ordinary Shares for which the PC3 Private Placement Warrants so forfeited were exercisable, to such persons as RBio Energy may direct in writing in its discretion prior to the Closing.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of par value $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding (excluding 3,910,370 shares then subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Initial Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. As of March 31, 2024 and December 31, 2023, the Company had 6,477,845 of Class B ordinary shares issued and outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

At March 31, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $42,112,451 and $41,678,895, respectively, in cash and $0 in U.S. Treasury securities or money market funds. Through March 31, 2024, the trustee withdrew $229,119,437 from the Trust Account in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Liabilities:
Private Placement Warrants(1)	2	361,691	790,582
Public Warrants(1)	2	474,178	1,036,455

(1)	Measured at fair value on a recurring basis.

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

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of March 31, 2024 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or PC3 refer to Perception Capital Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Proposed Business Combination

Business Combination Agreement

On February 6, 2024, we entered into a business combination agreement (the “Business Combination Agreement”) with RBio Energy Holdings Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“New Pubco”), Perception RBio Merger Sub, a Cayman Islands exempted company and a wholly owned subsidiary of the NewPubco (“Merger Sub”) and RBio Energy Corporation, a Delaware corporation (“RBio Energy”).

Pursuant to the Business Combination Agreement, among other things, (i) the stockholders of RBio Energy will exchange all of their shares of common stock of RBio Energy for shares of common stock of NewPubco (the “Share Exchange”), as a result of which RBio Energy will become a direct wholly owned subsidiary of NewPubco, and (ii) Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of NewPubco.

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

Effective as of July 21, 2023, each of Adam Felesky, Ajay Chowdhery, Paul Desmarais III, Steven Jay Freiberg, Stuart Charles Harvey, Jr., G. Thompson Hutton, Seraina Macia and Jason Michael Pate resigned from the Company’s board of directors in accordance with the terms of the Purchase Agreement. Each of Scott Honour, Rick Gaenzle, R. Rudolph Reinfrank, Thomas J. Abood and Karrie Willis were appointed to fill the vacancies left by the departing directors. Also on July 21, 2023, Rick Gaenzle replaced Adam Felesky as Chief Executive Officer, Corey Campbell replaced Ajay Chowdhery as Chief Financial Officer, and Tao Tan and Jim Sheridan joined the Company as Co-Presidents. On August 11, 2023, John Stanfield was appointed Chief Financial Officer of the Company and Corey Campbell ceased to serve in that position effective as of Mr. Stanfield’s appointment. On January 3, 2024, Mr. Sheridan resigned as Co-President of the Company. On May 17, 2024, Mr. Tan resigned as President of the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and our search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had net income of $622,961, which consisted of $433,556 of investment income earned on the Trust Account and $991,168 of other income due to change in the fair value of the warrant liabilities, offset by $801,763 of general and administrative expenses.

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

For the three months ended March 31, 2024, cash used in operating activities was $172,408. Net income of $622,961 was affected by investment income earned on the Trust Account of $433,556 and changes in the fair value of warrants liabilities of $991,168. Changes in operating assets and liabilities provided $629,355 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $115,892. Net income of $3,222,697 was affected by investment income earned on the Trust Account of $2,747,359, and changes in the fair value of warrants liabilities of $1,065,772. Changes in operating assets and liabilities provided $474,542 of cash for operating activities.

As of March 31, 2024, we had cash held in the Trust Account of $42,112,451. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. In connection with the vote to approve the Extension Amendment Proposal, holders Class A ordinary shares exercised their right to redeem their shares an aggregate redemption amount of approximately $229.1 million in cash. As a result, approximately $40.7 million remained in the Trust Account after the completion of those redemptions on July 21, 2023.

As of March 31, 2024, we had operating cash of $255,517. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On August 1, 2023, we entered into a Subscription Agreement with Investor and the Sponsor, pursuant to which the parties agreed, among other things, that: (i) the Investor will make a cash contribution to Sponsor in an aggregate amount of $1,300,000 (the “Investor Capital Contribution”) as follows: (i) an initial tranche of $650,000, to be paid within five business days of the date of the Subscription Agreement, (ii) a second tranche of up to $325,000, to be paid following the Company’s announcement of executing an agreement for the Company’s initial business combination, and (iii) a third tranche of up to $325,000, to be paid after the Company files an initial registration statement with the SEC related to initial business combination. At the request of the Sponsor, the Investor may agree, in its sole discretion, to fund up to an additional $200,000 at any time; (ii) the Investor Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial business combination. As of March 31, 2024 and December 31, 2023, the Subscription Agreement liability is $975,000 and $650,000 and included on the balance sheets, respectively.

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

Contractual Obligations

Pursuant to an administrative services agreement, we had agreed to pay the Initial Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we would have ceased paying those monthly fees. In addition, until completion of our Business Combination or liquidation, we were required to reimburse the Initial Sponsor or its affiliates monthly for compensation expenses of employees dedicated to us (including the Chief Financial Officer) not to exceed $900,000 per year. We recognized $0 for administrative support services and approximately $0 for reimbursement of compensation expenses for the three months ended March 31, 2024. We recognized approximately $30,000 for administrative support services and approximately $198,000 for reimbursement of compensation expenses for the three months ended March 31, 2023. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement on July 21, 2023.

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

The underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $9,068,983. On August 15, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result of Goldman Sachs waiving all of its $6,529,668 of deferred underwriting fees, the deferred underwriting fee payable was $2,539,315 as of December 31, 2022. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of March 31, 2024 and December 31, 2023, the deferred underwriting fee payable was $0.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2024, because of a material weakness in internal controls related to the accounting of complex financial instruments.

Changes in Internal Control over Financial Reporting

Other than the identified material weakness and steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended March 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 17, 2024, the board of directors of PC3 received written notice from Tao Tan, President of the Company, of his voluntary resignation as President of the Company effective as of such date.

Item 6. Exhibits

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of February 6, 2024, by and among Perception Capital Corp. III, RBio Energy Holdings Corp., Perception RBio Merger Sub, and RBio Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on February 12, 2024). +
3.1	Amended and Restated Memorandum and Articles of Association, dated October 11, 2023, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023).
3.2	Amendments to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 26, 2023)
10.1	Sponsor Support Agreement, dated as of February 6, 2024, by and among Perception Capital Corp. III, Perception Capital Partners IIIA LLC, and RBio Energy Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on February 12, 2024).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 20, 2024	PERCEPTION CAPITAL CORP. III

	By:	/s/ Rick Gaenzle
	Name:	Rick Gaenzle
	Title:	Chief Executive Officer (On Behalf of the Registrant)

Dated: May 20, 2024	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)