Form 10-Q
period 2024-06-30
Perception Capital Corp. III
filed 2024-08-29
CIK 1853580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A

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

As of August 28, 2024, 7,945,345 Class A ordinary shares, par value $0.0001 per share, and 155,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PERCEPTION CAPITAL CORP. III

(F/K/A PORTAGE FINTECH ACQUISITION CORPROATION)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$131,835	$102,925
Prepaid expenses	88,491	302,339
Total current assets	220,326	405,264

Cash held in Trust Account	42,550,517	41,678,895
Total Assets	$42,770,843	$42,084,159

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,025,241	$1,213,065
Ordinary Class A shares to be redeemed	24,906,683	-
Total current liabilities	26,931,924	1,213,065

Subscription agreement liability	1,025,000	650,000
Warrant liabilities	426,308	1,827,037
Total liabilities	28,383,232	3,690,102

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption;1,622,500 and 3,910,370 shares at redemption value as of June 30, 2024 and December 31, 2023, respectively	17,643,834	41,678,895

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 6,322,845 and no shares issued or outstanding (excluding 1,622,500 and 3,910,370 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	632	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 155,000 and 6,477,845 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	16	648
Additional paid-in capital	-	-
Accumulated deficit	(3,256,871)	(3,285,486)
Total Shareholders’ Deficit	(3,256,223)	(3,284,838)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$42,770,843	$42,084,159

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
General and administrative expenses	$570,351	$906,500	$1,372,114	$1,496,934
Loss from operations	(570,351)	(906,500)	(1,372,114)	(1,496,934)

Other income:
Change in fair value of warrant liabilities	409,561	1,370,278	1,400,729	2,436,050
Reduction of deferred underwriter fees	-	352,969	-	352,969
Interest and investment income earned on Trust Account	438,066	3,191,741	871,622	5,939,100
Other income	847,627	4,914,988	2,272,351	8,728,119

Net income	$277,276	$4,008,488	$900,237	$7,231,185

Weighted average redeemable ordinary shares outstanding, basic and diluted	3,859,528	25,911,379	3,885,090	25,911,379
Basic and diluted net income per ordinary share, redeemable	$0.03	$0.12	$0.09	$0.22

Weighted average Class B ordinary shares outstanding, basic and diluted	6,477,845	6,477,845	6,477,845	6,477,845
Basic and diluted net income per ordinary share, nonredeemable	$0.03	$0.12	$0.09	$0.22

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	-	$-	6,477,845	$648	$-	$(3,285,486)	$(3,284,838)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(433,556)	(433,556)

Net income	-	-	-	-	-	622,961	622,961

Balance – March 31, 2024	-	$-	6,477,845	$648	$-	$(3,096,081)	$(3,095,433)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(438,066)	(438,066)

Contribution – non-redemption agreement	-	-	-	-	2,042,132	-	2,042,132

Fair value of shareholder non-redemption agreements	-	-	-	-	(2,042,132)	-	(2,042,132)

Conversion of Class B ordinary shares to Class A ordinary shares	6,322,845	632	(6,322,845)	(632)	-	-	-

Net income	-	-	-	-	-	277,276	277,276

Balance – June 30, 2024	6,322,845	$632	155,000	$16	$-	$(3,256,871)	$(3,256,223)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	-	$-	6,477,845	$648	$6,231,184	$(12,809,662)	$(6,577,830)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(2,747,359)	(2,747,359)

Net income	-	-	-	-	-	3,222,697	3,222,697

Balance – March 31, 2023	-	$-	6,477,845	$648	$6,231,184	$(12,334,324)	$(6,102,492)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(3,191,741)	(3,191,741)

Reduction of deferred underwriter fees	-	-	-	-	2,186,346	-	2,186,346

Net income	-	-	-	-	-	4,008,488	4,008,488

Balance – June 30, 2023	-	$-	6,477,845	$648	$8,417,530	$(11,517,577)	$(3,099,399)

The accompanying notes are an integral part of these financial statements.

PERCEPTION CAPITAL CORP. III
(F/K/A PORTAGE FINTECH ACQUISITION CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$900,237	$7,231,185
Adjustments to reconcile net income to net cash used in operating activities:
Interest and investment income from Trust Account	(871,622)	(5,939,100)
Change in fair value of warrant liabilities	(1,400,729)	(2,436,050)
Reduction of deferred underwriter fees	-	(352,969)
Changes in operating assets and liabilities:
Prepaid expenses	213,848	392,136
Accrued expenses	812,176	(80,122)
Net cash used in operating activities	(346,090)	(1,184,920)

Cash Flows from Financing Activities:
Proceeds from subscription agreement liability	375,000	-
Proceeds from promissory note - related party	-	1,250,000
Net cash provided by financing activities	375,000	1,250,000

Net Change in Cash	28,910	65,080
Cash – Beginning	102,925	368,687
Cash – Ending	$131,835	$433,767

Non-Cash Investing and Financing Activities:
Remeasurement of Class A ordinary shares to redemption value	$871,622	$5,939,100
Reduction of deferred underwriting fee payable	$-	$2,539,315
Common stock to be redeemed	$24,906,683	$-
Contribution – non-redemption agreements	$2,042,132	$-
Fair value of shareholder non-redemption agreements	$(2,042,132)	$-

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity for the period March 17, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the securities and cash held in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”) provide that, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

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

Pursuant to an amended and restated letter agreement dated July 21, 2023 (the “Letter Agreement”), the Company’s sponsors and current and former officers, directors and certain advisors have agreed (a) to vote their Founder Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering in favour of a Business Combination, (b) not to redeem any shares (including the Founder Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination or a vote to amend the provisions of the Articles relating to shareholders’ rights of pre-Business Combination activity and (c) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the above-listed parties to the Letter Agreement will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

On July 21, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extension Meeting”). At the First Extension Meeting, the Company’s shareholders approved two proposals to amend the Company’s amended and restated memorandum and articles of association (the “Articles”). The first such proposal (the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”) sought to amend the Articles to extend the date by which the Company must (1) consummate a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete a Business Combination, and (3) redeem all of the Company’s Class A ordinary shares sold in the Company’s IPO, from 24 months from the closing of the IPO to 36 months from the closing of the IPO or such earlier date as is determined by our board of directors (the “Board”) to be in the best interests of the Company. The second such proposal (the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”) sought to eliminate from the Articles the limitation that the Company shall not redeem Class A ordinary shares sold in the IPO to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

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

On February 6, 2024, the Company received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq stating that the Company had failed to hold an annual meeting of shareholders within 12 months after our fiscal year end, as required by Nasdaq Listing Rule 5620(a) (the “Annual Shareholders Meeting Rule”) and therefore was not in compliance with the Annual Shareholders Meeting Rule. The Notice stated that the Company had 45 calendar days, or until March 25, 2024, to submit a plan to regain compliance with the Annual Shareholders Meeting Rule. On March 19, 2024, the Company submitted to Nasdaq a plan to regain compliance with the Annual Shareholders Meeting Rule within the required timeframe. On April 15, 2024, Nasdaq accepted the Company’s plan and granted the Company an extension until June 30, 2024 to regain compliance with the Annual Shareholders Meeting Rule.

On June 28, 2024, the Company held its second extraordinary general meeting in lieu of annual meeting of shareholders (the “Second Extension Meeting”) at which its shareholders approved a proposal to amend the Articles to extend the date by which the Company has to consummate a business combination from July 23, 2024 to April 23, 2025, or such earlier date as may be determined by the Company’s board of directors to be in the best interests of the Company (the “Second Extension Amendment” and such later date, the “Extended Date”).

In connection with the votes to approve the proposal above, the holders of 2,287,870 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $24.9 million, leaving approximately $17.7 million in the trust account.

In connection with the implementation of the Second Extension Amendment, the Sponsor and PFTA 1 LP, the former sponsor, converted an aggregate of 6,322,845 Class B Ordinary Shares into 6,322,845 Class A Ordinary Shares (the “Class B Conversion”).

As a result of holding its extraordinary general meeting in lieu of annual meeting on June 28, 2024 within Nasdaq’s extended timeframe, the Company regained compliance with the Annual Shareholders Meeting Rule.

On July 23, 2024, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on Nasdaq would be suspended at the opening of business on August 1, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement in connection with its initial public offering.

The Company timely requested a hearing before the Panel to request sufficient time to complete its previously disclosed proposed business combination with RBio Energy Corporation (“RBio”). The hearing request resulted in a stay of any suspension or delisting action pending the hearing, which is scheduled for August 29, 2024.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

If the Company is unable to complete a Business Combination by April 23, 2025 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to the requirements of applicable law, including any obligations to provide for claims of creditors. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit $10.00.

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

Going Concern, Liquidity and Management’s Plans

As of June 30, 2024, the Company had $131,835 in its operating bank account and working capital deficit of $1,804,915.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until April 23, 2025 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these unaudited financial statements were issued. Management intends to consummate a Business Combination prior to April 23, 2025. These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023. The Company had $131,835 and $102,925 of cash as of June 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

On July 27, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account are currently maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of the Company’s initial Business Combination and liquidation. Prior to July 27, 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as “Trading Securities” in accordance with ASC 320 “Investments – Debt Securities”. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. The change in fair value of these securities is included in investment income earned on Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2024, the Company had withdrawn a total of $229,119,437 from the Trust Account solely to satisfy payment obligations in connection with the redemptions of Class A ordinary shares as discussed further in Note 1.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The dissolution expense of $100,000 is not included in the redemption value of the Class A ordinary shares subject to redemption since it is only taken into account in the event of the Company’s liquidation. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

At June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

	Change in Class A ordinary shares	Change in redemption value
Class A ordinary shares subject to possible redemption at December 31, 2022	25,911,379	$263,269,821
Less:
Redemptions	(22,001,009)	(229,119,437)
Add:
Remeasurement of carrying value to redemption value	-	7,528,511
Class A ordinary shares subject to possible redemption at December 31, 2023	3,910,370	$41,678,895
Add:
Remeasurement of carrying value to redemption value	-	433,556
Class A ordinary shares subject to possible redemption at March 31, 2024	3,910,370	$42,112,451
Less:
Ordinary Class A shares to be redeemed	(2,287,870)	(24,906,683)
Add:
Remeasurement of carrying value to redemption value	-	438,066
Class A ordinary shares subject to possible redemption at June 30, 2024	1,622,500	$17,643,834

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Nonredeemable	Redeemable	Nonredeemable	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$103,523	$173,753	$3,206,790	$801,698	$337,501	$562,736	$5,784,948	$1,446,237
Denominator:
Basic and diluted weighted average shares outstanding	3,859,528	6,477,845	25,911,379	6,477,845	3,885,090	6,477,845	25,911,379	6,477,845
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.12	$0.12	$0.09	$0.09	$0.22	$0.22

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

Forgiveness of Debt

On July 5, 2023, Kirkland & Ellis LLP agreed to waive outstanding legal fees totalling $1,483,584, in exchange for cash payment in the amount of $150,000 which will be repaid by the Initial Sponsor. Accordingly, $1,333,584 has been recorded as forgiveness of debt on the statement of operations and $150,000 is included in the contribution for debt forgiven by Initial Sponsor on the statement of changes in shareholders’ deficit.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company for the fiscal year beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 22, 2021, the Initial Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On April 30, 2021, the Initial Sponsor transferred an aggregate of 125,000 Founder Shares to five independent directors (each received 25,000 Founder Shares). On April 30, 2021, the Initial Sponsor transferred an aggregate of 30,000 Founder Shares to three advisors (each received 10,000 Founder Shares). On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units; thus, 422,155 Class B ordinary shares were forfeited. In connection with the implementation of the Second Extension Amendment, the Sponsor and PFTA 1 LP, the former sponsor, converted an aggregate of 6,322,845 Class B ordinary shares into 6,322,845 Class A ordinary shares. As of June 30, 2024 and December 31, 2023, the Company had 155,000 and 6,477,845, respectively, of Class B ordinary shares issued and outstanding.

The sale or transfers of the Founders Shares to independent directors and advisors on April 30, 2021, as described above, is within the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A Business Combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The fair value at the grant date is deemed to be de minimis. As of June 30, 2024 and December 31, 2023, the Company determined that a Business Combination was not considered probable because no Business Combination has been completed, and therefore, no stock-based compensation expense has been recognized.

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

Share Based Compensation

Effective as of August 11, 2023, the Company entered into a twelve-month consultant agreement with John Stanfield, pursuant to which he has agreed to serve as Chief Financial Officer of the Company in exchange for the ability to acquire 5 Class B Units of the Managing Sponsor, which will correspond to one half of one percent (0.5%) of our Class B ordinary shares held by the Managing Sponsor. As of June 30, 2024, the share-based compensation expense for this consultant agreement is considered de minimis.

Cancelled Promissory Note — Related Party

On March 22, 2021, the Initial Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company borrowed approximately $181,000 under the Note. The Company fully repaid this balance on August 31, 2021. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding on the Note.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsors, one or more affiliate of the Company’s sponsors, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

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

The Company recognized approximately $0 and $229,000 in connection with such services for the three months ended June 30, 2024 and 2023, respectively and $0 and $457,000 for the six months ended June 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the accompanying condensed statements of operations. The Company owed the Sponsor $0 for the period ended June 30, 2024 and December 31, 2023, respectively, for reimbursement of out-of-pocket expenses which is included in accrued expenses on the balance sheets. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement on July 21, 2023.

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

On August 15, 2022, one of the underwriters waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $298,484 of income and $6,231,184 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of June 30, 2024 and December 31, 2023, the deferred underwriting fee payable was $0.

Non-Redemption Agreements

On July 14, 2023, July 17, 2023, July 18, 2023 and July 19, 2023, the Company and the Initial Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the First Extension Meeting or to reverse any previously submitted redemption demand in connection with the First Extension Meeting with respect to an aggregate of 2,166,667 Class A ordinary shares. In consideration of the Non-Redemption Agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Managing Sponsor (or its designees or transferees) has agreed to surrender and forfeit to the Company for no consideration an aggregate of approximately 0.6 million shares of the Company’s Class B ordinary shares, par value $0.0001 per share, held by the Managing Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of Class A ordinary shares equal to those underlying the Forfeited Shares.

The Non-Redemption Agreements are accounted for under Topic 5T which concludes that the fair value of the shares transferred will be recorded within equity upon the date the shares are granted to the holder, which is the date a business combination is consummated.

In connection with the Second Extension Meeting, the Company and the Managing Sponsor entered into non-redemption agreements (“2024 Non-Redemption Agreements”) with one or more unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to not redeem a to-be-determined number of Class A ordinary shares (“Non-Redeemed Shares”) at the Second Extension Meeting. In exchange for the foregoing commitment to the Company to not redeem the Non-Redeemed Shares, the Company anticipates agreeing to issue, or cause to be issued, to such shareholders, for every 200,000 Non-Redeemed Shares, 40,000 Class A ordinary shares for the first six months of extension, and 8,000 additional Class A ordinary shares for each additional month of extension, up to three additional months (such shares, the “Promote Shares”), upon closing of the initial business combination, and the Sponsor anticipates agreeing to surrender and forfeit, for no consideration, a number of Class B ordinary shares, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial business combination.

The 2024 Non-Redemption Agreements shall terminate on the earlier of (i) the failure of the Company’s shareholders to approve the Second Extension Amendment Proposal at the Meeting, (ii) the Company’s determination not to proceed with the Second Extension, (iii) the fulfilment of all obligations of parties to the Non-Redemption Agreements, (iv) the liquidation or dissolution of the Company, (v) the mutual written agreement of the parties or (vi) if the applicable shareholder exercises its redemption rights with respect to any Non-Redeemed Shares in connection with the Meeting and such Non-Redeemed Shares are actually redeemed.

In connection with the 238,400 Class B ordinary shares the Sponsor agreed to transfer to the Investors on or promptly after the consummation of the Business Combination pursuant to the 2024 Non-Redemption Agreements, the Company estimated the aggregate fair value attributable to the Investors to be $2,042,132 or a weighted average of $8.57 per share, which is estimated by taking into considerations the estimated probability of the consummation of a Business Combination, estimated concessions and estimated cost of carrying charges to eliminate the investor’s exposure to changes in the price of their Class B Ordinary Shares. The excess of the fair value of the Class B Ordinary Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution by the Sponsor to induce the Investors not to redeem their Class A ordinary shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

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

The Subscription Agreement is accounted for under ASC 470 which concludes that all proceeds received from issuance will be recorded as a liability, at par value, on the balance sheets. As of June 30, 2024 and December 31, 2023, the Subscription Agreement liability is $1,025,000 and $650,000 included on the balance sheets, respectively.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares of par value $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 6,322,845 and no Class A ordinary shares issued or outstanding (excluding 3,910,370 shares then subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On March 22, 2021, the Initial Sponsor paid $25,000 in consideration of 7,187,500 Class B ordinary shares. On June 15, 2021, the Initial Sponsor surrendered an aggregate of 1,437,500 Class B ordinary shares for no consideration, which were cancelled, resulting in an aggregate of 5,750,000 Class B ordinary shares issued and outstanding. On July 20, 2021, the Initial Sponsor received an additional 1,150,000 Class B ordinary shares resulting in an aggregate of 6,900,000 Class B ordinary shares issued and outstanding. Up to 900,000 Founder Shares were subject to forfeiture by the Initial Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On August 5, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,911,379 Units. As a result, 422,155 Class B ordinary shares were forfeited. In connection with the implementation of the Second Extension Amendment, the Sponsor and PFTA 1 LP, the former sponsor, converted an aggregate of 6,322,845 Class B ordinary shares into 6,322,845 Class A ordinary shares. As of June 30, 2024 and December 31, 2023, the Company had 155,000 and 6,477,845, of Class B ordinary shares issued and outstanding, respectively.

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

NOTE 9. FAIR VALUE MEASUREMENTS

At June 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $42,550,517 and $41,678,895, respectively, in cash and $0 in U.S. Treasury securities or money market funds. Through June 30, 2024, the trustee withdrew $229,119,437 from the Trust Account in connection with redemptions.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Liabilities:
Private Placement Warrants(1)	2	184,469	790,582
Public Warrants(1)	2	241,840	1,036,455

(1)	Measured at fair value on a recurring basis.

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

NOTE 10. SUBSEQUENT EVENTS

Management of the Company evaluated events that have occurred after the balance sheet date of June 30, 2024 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On July 23, 2024, the Company received a notice from Nasdaq indicating that unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on Nasdaq would be suspended at the opening of business on August 1, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement in connection with its initial public offering. The Company timely requested a hearing before the Panel to request sufficient time to complete its business combination with RBio Energy Corporation (“RBio”). The hearing request resulted in a stay of any suspension or delisting action pending the hearing, which is scheduled for August 29, 2024.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

On August 26, 2024, the Company received written notice (the “Late Filing Notice”) from Nasdaq indicating that the Company is delinquent in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Form 10-Q”), which may serve as an additional basis for the delisting of the Company’s securities from Nasdaq. As a result, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On the date hereof, the Company has filed the Form 10-Q with the SEC, therefore, curing the deficiency outlined in the Late Filing Notice.

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

Change in Primary Sponsor, Board, and Management; Securities Purchase Agreement

On July 21, 2023, the Initial Sponsor sold 4,215,230 Class B ordinary shares and 4,392,123 Private Placement Warrants to the Sponsor, pursuant to the Purchase Agreement.

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

First Extension

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

Second Extension

On June 28, 2024, we held an extraordinary general meeting in lieu of annual meeting of shareholders in which our shareholders approved an amendment to the amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from July 23, 2024 to April 23, 2025, or such earlier date as may be determined by the Company’s board of directors to be in the best interests of the Company (the “Second Extension Amendment” and such later date, the “Extended Date”).

In connection with the votes to approve the Second Extension Amendment, the holders of 2,287,870 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.89 per share, for an aggregate redemption amount of approximately $24.9 million, leaving approximately $17.7 million in the trust account.

Non-Redemption Agreements

On July 14, 2023, July 17, 2023, July 18, 2023 and July 19, 2023, the Company and the Initial Sponsor entered into Non-Redemption Agreements (the “2023 Non-Redemption Agreements”) with certain unaffiliated third parties in exchange for such holders agreeing either not to request redemption in connection with the Extension or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 2,166,667 Class A ordinary shares. In consideration of the 2023 Non-Redemption Agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, (i) the Sponsor (or its designees or transferees) has agreed to surrender and forfeit to the Company for no consideration an aggregate of approximately 0.6 million Class B ordinary shares held by the Sponsor and (ii) the Company shall issue to such holders a number of Class A ordinary shares equal to those underlying the Forfeited Shares.

In connection with the Second Extension Meeting, the Company and Sponsor entered into non-redemption agreements (“2024 Non-Redemption Agreements”) with one or more unaffiliated third-party shareholders of the Company in exchange for such shareholders agreeing to not redeem a to-be-determined number of Class A ordinary shares (“Non-Redeemed Shares”) at the Second Extension Meeting. In exchange for the foregoing commitment to the Company to not redeem the Non-Redeemed Shares, the Company anticipates agreeing to issue, or cause to be issued, to such shareholders, for every 200,000 Non-Redeemed Shares, 40,000 Class A ordinary shares for the first six months of extension, and 8,000 additional Class A ordinary shares for each additional month of extension, up to three additional months (such shares, the “Promote Shares”), upon closing of the initial business combination, and the Sponsor anticipates agreeing to surrender and forfeit, for no consideration, a number of Class B ordinary shares, par value $0.0001 per share, of the Company equal to the number of Promote Shares upon closing of the initial business combination.

Subscription Agreement

On August 1, 2023, we entered into a Subscription Agreement (the “Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and the Sponsor, pursuant to which the parties agreed, among other things, that: (i) the Investor will make a cash contribution to Sponsor in an aggregate amount of $1,300,000 (the “Investor Capital Contribution”) as follows: (i) an initial tranche of $650,000, to be paid within five business days of the date of the Subscription Agreement, (ii) a second tranche of up to $325,000, to be paid following the Company’s announcement of executing an agreement for the Company’s initial business combination, and (iii) a third tranche of up to $325,000, to be paid after the Company files an initial registration statement with the SEC related to initial business combination. At the request of the Sponsor, the Investor may agree, in its sole discretion, to fund up to an additional $200,000 at any time; (ii) the Investor Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial business combination (the “De-SPAC Closing”). The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the date of receipt. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common stock of the Company (“Class A common stock”) at a rate of one share of Class A common stock for each $10 of the Capital Contribution; (iii) in consideration of the Investor Capital Contribution, at the De-SPAC Closing the Company will issue to the Investor 0.9 shares of Class A Common Stock for each dollar of the Investor Capital Contribution funded by the Investor, which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the De-SPAC Closing or, if no such registration statement is filed in connection with the De-SPAC Closing, pursuant to the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing; and (iv) if the Company liquidates without consummating a De-SPAC, any amounts remaining in the Sponsor or the Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation.

On March 11, 2024, we entered into an Amended and Restated Subscription Agreement (the “A&R Polar Agreement”) with the Investor to, among other things, amend the terms as to when the remainder of the Investor Capital Contribution (as defined in the A&R Polar Agreement) may be called.

On July 25, 2024, we entered into a Second Amended and Restated Subscription Agreement (the “Second A&R Polar Agreement”) with the Investor to, among other things, increase the Investor Capital Contribution to $1,500,000 and amend the terms as to when the Investor Capital Contributions must be repaid.

Nasdaq Delisting Notices

On February 6, 2024, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq stating that we had failed to hold an annual meeting of shareholders within 12 months after our fiscal year end, as required by Nasdaq Listing Rule 5620(a) (the “Annual Shareholders Meeting Rule”) and therefore were not in compliance with the Annual Shareholders Meeting Rule. The Notice stated that we had until March 25, 2024 to submit a plan to regain compliance with the Annual Shareholders Meeting Rule. On March 19, 2024, we submitted to Nasdaq a plan to regain compliance with the Annual Shareholders Meeting Rule within the required timeframe. On April 15, 2024, Nasdaq accepted our plan and granted us an extension until June 30, 2024 to regain compliance with the Annual Shareholders Meeting Rule. We held an extraordinary general meeting in lieu of an annual meeting of shareholders on June 28, 2024 and, therefore, regained compliance with the Annual Shareholders Meeting Rule.

On July 23, 2024, we received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on Nasdaq would be suspended at the opening of business on August 1, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement in connection with its initial public offering. We timely requested a hearing before the Panel to request sufficient time to complete our business combination with RBio. The hearing request resulted in a stay of any suspension or delisting action pending the hearing, which is scheduled for August 29, 2024.

There can be no assurance that we will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

On August 26, 2024, we received written notice (the “Late Filing Notice”) from Nasdaq indicating that the Company is delinquent in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Form 10-Q”), which may serve as an additional basis for the delisting of the Company’s securities from Nasdaq. As a result, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On the date hereof, the Company has filed the Form 10-Q with the SEC, therefore, curing the deficiency outlined in the Late Filing Notice.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and our search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2024, we had net income of $277,276, which consisted of $438,066 of investment income earned on the Trust Account and $409,561 of other income due to change in the fair value of the warrant liabilities, offset by $570,351 of general and administrative expenses.

For the six months ended June 30, 2024, we had net income of $900,237, which consisted of $871,622 of investment income earned on the Trust Account and $1,400,729 of other income due to change in the fair value of the warrant liabilities, offset by $1,371,114 of general and administrative expenses.

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

For the six months ended June 30, 2024, cash used in operating activities was $346,090. Net income of $900,237 was affected by investment income earned on the Trust Account of $871,622 and changes in the fair value of warrants liabilities of $1,400,729. Changes in operating assets and liabilities provided $1,026,024 of cash for operating activities.

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

As of June 30, 2024, we had cash held in the Trust Account of $42,550,517. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. In connection with the vote to approve the Extension Amendment Proposal, holders Class A ordinary shares exercised their right to redeem their shares an aggregate redemption amount of approximately $229.1 million in cash. As a result, approximately $40.7 million remained in the Trust Account after the completion of those redemptions on July 21, 2023.

As of June 30, 2024, we had operating cash of $131,835. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On August 1, 2023, we entered into a Subscription Agreement with Investor and the Sponsor, pursuant to which the parties agreed, among other things, that: (i) the Investor will make a cash contribution to Sponsor in an aggregate amount of $1,300,000 (the “Investor Capital Contribution”) as follows: (i) an initial tranche of $650,000, to be paid within five business days of the date of the Subscription Agreement, (ii) a second tranche of up to $325,000, to be paid following the Company’s announcement of executing an agreement for the Company’s initial business combination, and (iii) a third tranche of up to $325,000, to be paid after the Company files an initial registration statement with the SEC related to initial business combination. At the request of the Sponsor, the Investor may agree, in its sole discretion, to fund up to an additional $200,000 at any time; (ii) the Investor Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”). The SPAC Loan will not accrue interest and will be repaid by the Company upon the closing of the Company’s initial business combination. As of June 30, 2024 and December 31, 2023, the Subscription Agreement liability is $1,025,000 and $650,000 and included on the balance sheets, respectively.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until April 23, 2025 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity conditions and mandatory liquidation, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. Management intends to consummate a Business Combination prior to April 23, 2025. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

Pursuant to an administrative services agreement, we had agreed to pay the Initial Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we would have ceased paying those monthly fees. In addition, until completion of our Business Combination or liquidation, we were required to reimburse the Initial Sponsor or its affiliates monthly for compensation expenses of employees dedicated to us (including the Chief Financial Officer) not to exceed $900,000 per year. We recognized $0 for administrative support services and approximately and $0 for reimbursement of compensation expenses for the three and six months ended June 30, 2024. We recognized approximately $30,000 and $60,000 for administrative support services and approximately $199,000 and $397,000 for reimbursement of compensation expenses for the three and six months ended June 30, 2023. The administrative services agreement was terminated in connection with the closing under the Purchase Agreement on July 21, 2023.

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

The underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $9,068,983. On August 15, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), waived its entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result of Goldman Sachs waiving all of its $6,529,668 of deferred underwriting fees, the deferred underwriting fee payable was $2,539,315 as of December 31, 2022. In June of 2023, the remaining underwriters waived their entitlement to the payment of any deferred fee to be paid under the terms of the underwriting agreement and is no longer serving in an advisor capacity. As a result, the Company recognized $352,969 of income and $2,186,346 was recorded to additional paid-in capital in relation to the reduction of the deferred underwriter fee. As of June 30, 2024 and December 31, 2023, the deferred underwriting fee payable was $0.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2024, because of a material weakness in internal controls related to the accounting of complex financial instruments.

Changes in Internal Control over Financial Reporting

Other than the identified material weakness and steps taken to remediate the material weakness, there was no change in our internal control over financial reporting that occurred during the period ended June 30, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Report there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024, other than as discussed below:

The Second Extension Amendment contravenes Nasdaq rules and, as a result, may lead Nasdaq to suspend trading in our securities or lead our securities to be delisted from Nasdaq. If our securities are delisted from Nasdaq, our Class A ordinary shares would be deemed a “penny stock” and we may become subject to the requirements of Rule 419 to which we are not currently subject.

Our Class A ordinary shares, units and public warrants are listed on Nasdaq. Nasdaq IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement for its initial public offering, which, in the case of PC3, was July 23, 2024 (the “Nasdaq Deadline”). On June 28, 2024, our shareholders approved the Second Extension Amendment which allows us to extend the termination date to up April 23, 2025, or such earlier date as may be determined by our board of directors to be in the best interests of the Company, which is beyond the Nasdaq Deadline. As a result, the Second Extension Amendment does not comply with Nasdaq rules. On July 23, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that, unless we timely requested a hearing before the Panel, our securities would be subject to suspension and delisting from Nasdaq at the opening of business on August 1, 2024, due to our non-compliance with Nasdaq IM-5101-2. We timely requested a hearing before the Panel. The hearing request resulted in a stay of any suspension or delisting action pending the hearing, which is scheduled for August 29, 2024. There can be no assurance that the Panel will grant our request for an extension, or that we will be able to regain compliance with Nasdaq IM-5101-2.

In addition, we are subject to compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our Class A ordinary shares include, among other things, the requirement to maintain at least 300 public holders.

We expect that if our Class A ordinary shares fail to meet Nasdaq’s continued listing requirements, our units and public warrants will also fail to meet Nasdaq’s continued listing requirements for those securities. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange. If our securities are delisted from Nasdaq, our Class A ordinary shares could become subject to the regulations of the SEC relating to the market for “penny stocks.” Under Rule 419 of the Securities Act, the term “blank check company” means a company that (i) is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and (ii) is issuing “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. Under Rule 3a51-1, the term “penny stock” means any equity security, unless it fits within certain enumerated exclusions including being listed on a national securities exchange, such as Nasdaq (Rule 3a51-1(a)(2)) (the “Exchange Rule”). We currently rely on the Exchange Rule to not be deemed a penny stock issuer (and consequently a “blank check company” under Rule 419). If we are deemed a “blank check company” as defined under Rule 419, we may become subject to additional restrictions on the trading of our securities. Among those restrictions is that brokers trading in the securities of a blank check company under Rule 419 adhere to more stringent rules, including being subject to the depository requirements of Rule 419.

The “penny stock” rules are burdensome and may reduce the trading activity for our Class A ordinary shares. If our Class A ordinary shares are subject to the “penny stock” rules, the holders of such Class A ordinary shares may find it more difficult to sell their shares.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our shareholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities, which may limit your ability to determine the price of our securities in a timely manner;

●	reduced liquidity for our securities, which may impact your ability to sell our securities;

●	as discussed above, a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A ordinary shares; and

●	a decreased ability to issue additional securities or obtain additional financing in the future, which may adversely impact our efforts to consummate a Business Combination and otherwise continue our operations.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Class A ordinary shares, units and public warrants are listed on Nasdaq, such securities qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if our Class A ordinary shares, units and public warrants were no longer listed on Nasdaq, these securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offers our securities.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of February 6, 2024, by and among Perception Capital Corp. III, RBio Energy Holdings Corp., Perception RBio Merger Sub, and RBio Energy Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on February 12, 2024). +
3.1	Amended and Restated Memorandum and Articles of Association, dated October 11, 2023, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023).
3.2	Amendments to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 26, 2023)
10.1	Sponsor Support Agreement, dated as of February 6, 2024, by and among Perception Capital Corp. III, Perception Capital Partners IIIA LLC, and RBio Energy Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40639), filed with the Securities and Exchange Commission on February 12, 2024).
10.2*	First Amended and Restated Subscription Agreement, dated as of March 11, 2024, by and among Polar Multi-Strategy Master Fund, Perception Capital Corp. III and Perception Capital Partners IIIA, LLC.
10.3*	Second Amended and Restated Subscription Agreement, dated as of July 25, 2024, by and among Polar Multi-Strategy Master Fund, Perception Capital Corp. III and Perception Capital Partners IIIA, LLC.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
†	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
+	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 28, 2024	PERCEPTION CAPITAL CORP. III

	By:	/s/ Rick Gaenzle
	Name:	Rick Gaenzle
	Title:	Chief Executive Officer (On Behalf of the Registrant)

Dated: August 28, 2024	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)